Form 10-Q
period 2008-03-31
Mesquite Mining Inc.
filed 2008-04-29
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission File Number 333-149338


                              MESQUITE MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                 4321 7th Avenue
                              Los Angeles, CA 90008
         (Address of principal executive offices, including zip code.)

                                 (760) 408-5748
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares as of March 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2008, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mesquite Mining, Inc.

I have  reviewed  the  condensed  balance  sheet of Mesquite  Mining,  Inc.  (An
Exploration Stage Company) as of March 31, 2008, and the related condensed statements of operations for the three months ended March 31, 2008 and for the period from October 23, 2007 (inception) to March 31, 2008, and condensed statements of cash flows for the three months ended March 31, 2008 and for the period from October 23, 2007 (inception) to March 31, 2008. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Mesquite Mining, Inc. (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 12, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
-----------------------------
Seattle, Washington
April 28, 2008

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,         December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    292           $  6,507
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    292              6,507
                                                                   --------           --------

                                                                   $    292           $  6,507
                                                                   ========           ========
                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

TOTAL LIABILITIES                                                        --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 1,500,000 shares issued and outstanding
   as of March 31, 2008 andDecember 31, 2007                            150                150
  Additional paid-in capital                                         14,850             14,850
  Deficit accumulated during development stage                      (14,708)            (8,493)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              292              6,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    292           $  6,507
                                                                   ========           ========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------


                                                                October 23, 2007
                                             Three Months         (inception)
                                                Ended              through
                                               March 31,           March 31,
                                                 2008                2008
                                              ----------          ----------
REVENUES
  Revenues                                    $       --          $       --
                                              ----------          ----------
TOTAL REVENUES                                        --                  --

OPERATING COSTS
  General & Administrative Expenses                6,215              14,708
                                              ----------          ----------
TOTAL OPERATING COSTS                              6,215              14,708
                                              ----------          ----------

NET INCOME (LOSS)                             $   (6,215)         $  (14,708)
                                              ==========          ==========

BASIC EARNINGS PER SHARE                      $     0.00
                                              ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     1,500,000
                                              ==========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      October 23, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                       March 31,          March 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (6,215)          $(14,708)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                  --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,215)           (14,708)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                150
  Additional paid-in capital                                                 --             14,850
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (6,215)               292

CASH AT BEGINNING OF PERIOD                                               6,507                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    292           $    292
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mesquite Mining, Inc. (the Company) was incorporated on October 23, 2007 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by the Company. Accordingly; no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired,

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

together  with  the  related  accumulated   depreciation  is  removed  from  the
appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
      Net Operating Loss                                          $14,708
      Tax Rate                                                         34%
      Gross deferred tax assets                                   $ 5,000
      Valuation allowance                                         $(5,000)

     Net deferred tax assets                                      $     0

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $14,708 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 7 - RELATED PARTY TRANSACTIONS

Beverly  Frederick,  the sole  officer and  director of the Company  may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Beverly Frederick, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the "consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 3, 2007 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

As of March 31, 2008 the Company had 1,500,000 shares of common stock issued and outstanding.

In a subsequent event, on April 5, 2008, the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $.025 per share for a total of $25,000.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008.

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 1,500,000 shares issued and outstanding.

NOTE 10 - MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the "Candy Lode Mining Claim") located in the Yellow Pine Mining District, Clark County, Nevada.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 11 - RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

Mesquite Mining, Inc. was incorporated on October 23, 2007 under the laws of the State of Delaware. We are engaged in the business of acquisition, exploration and development of natural resource properties.

We currently own a 100% undivided interest in the Candy Lode Mineral Claim located in Clark County, State of Nevada that we call the "Candy Property." We are currently conducting mineral exploration activities on the Candy Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Candy Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

In December, 2007, we purchased a 100% undivided interest in a mineral claim known as the Candy Lode Claim for a price of $8,500. The claims are in good standing until September 1, 2008.

We engaged Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Candy Property. Mr. Sookochoff is a consulting professional geologist in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Sookochoff attended the University of British Columbia and holds a Bachelor of Science degree in geology. The work completed by Mr. Sookochoff in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Candy Property entitled "Geological Evaluation Report on the Candy Lode Mining Claim, Yellow Pine Mining District, Clark County, Nevada, USA" prepared by Mr. Sookochoff on December 15, 2007. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

PLAN OF OPERATION

Our cash balance is $292 as of March 31, 2008. Subsequent to our March 31, 2008 financial statements we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. At March 31, 2008 we had sold $15,000 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

Our plan of operation is to conduct mineral exploration activities on the Candy Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Candy Property.

Our plan of operation for the twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $16,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending an additional $9,000 on professional and administrative fees, including fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $25,000, which is the amount raised in this offering and our cash on hand. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We engaged Mr. Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Candy Property. Mr. Sookochoff's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. Sookochoff is as follows:

Phase              Exploration Program                   Cost                      Status
-----              -------------------                   ----                      ------
Phase I     VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in spring, 2008
                                                                     (dependent on consulting geologist's
                                                                     schedule).

Phase II    Localized soil surveys, trenching and       $ 9,500      Expected to be completed in fall, 2008
            sampling over known and indicated                        (depending on the results of Phase 1, and
            mineralized zones                                        consulting geologist's schedule).


Phase III   Test Diamond drilling outlined by           $70,000      Expected to be completed in winter, 2008
            Phase 1 and 2 programs.                                  (depending on the results of Phase 2, and
                                                                     consulting geologist's schedule.)

            TOTAL ESTIMATED COST                        $86,000

We plan to commence Phase I of the exploration program on the claim in spring, 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase II of our exploration program. The estimated cost of this program is $9,500 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $70,000 and will take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing Phase II of our exploration program in fall, 2008, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $6,215 for the three months ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through March 31, 2008 was $14,708. As we were incorporated on October 23, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through March 31, 2008 was $15,000 from the sale of 1,500,000 shares of common stock to a director of the company for $0.01 per share. Subsequent to our March 31, 2008 financial statements we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $292. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-149338 which became effective on March 14, 2008. We completed the offering on April 5, 2008 for proceeds of $25,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149338, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008                    Mesquite Mining, Inc., Registrant


                                  By: /s/ Beverly Frederick
                                      ------------------------------------------
                                      Beverly Frederick, President and Chief
                                      Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 29, 2008                    Mesquite Mining, Inc., Registrant


                                  By: /s/ Beverly Frederick
                                      ------------------------------------------
                                      Beverly Frederick, President, Secretary,
                                      Treasurer and Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)