Form 10-Q
period 2008-06-30
Mesquite Mining Inc.
filed 2008-08-06
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of August 5, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended June 30, 2008, prepared by the company, immediately follow.

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,          December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 22,789           $  6,507
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 22,789              6,507
                                                                   --------           --------

                                                                   $ 22,789           $  6,507
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

TOTAL LIABILITIES                                                        --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of June 30, 2008 and December 31, 2007                            250                150
  Additional paid-in capital                                         39,750             14,850
  Deficit accumulated during development stage                      (17,211)            (8,493)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           22,789              6,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 22,789           $  6,507
                                                                   ========           ========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    October 23, 2007
                                            Three Months          Six Months          (inception)
                                               Ended                Ended               through
                                              June 30,             June 30,             June 30,
                                                2008                 2008                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --

OPERATING COSTS
  General & Administrative Expenses               2,503                8,718               17,211
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                             2,503                8,718               17,211
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (2,503)          $   (8,718)          $  (17,211)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,500,000            2,500,000
                                             ==========           ==========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       October 23, 2007
                                                                    Six Months           (inception)
                                                                      Ended                through
                                                                     June 30,              June 30,
                                                                       2008                  2008
                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (8,718)             $(17,211)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payable                               --                    --
                                                                     --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (8,718)              (17,211)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                    --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                100                   250
  Additional paid-in capital                                           24,900                39,750
                                                                     --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          25,000                40,000
                                                                     --------              --------

NET INCREASE (DECREASE) IN CASH                                        16,282                22,789

CASH AT BEGINNING OF PERIOD                                             6,507                    --
                                                                     --------              --------

CASH AT END OF PERIOD                                                $ 22,789              $ 22,789
                                                                     ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --              $     --
                                                                     ========              ========

  Income Taxes                                                       $     --              $     --
                                                                     ========              ========


                       See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


                                                       As of June 30, 2008
                                                       -------------------
     Deferred tax assets:
     Net Operating Loss                                     $ 17,211
     Tax Rate                                                     34%
     Gross deferred tax assets                              $  5,852
     Valuation allowance                                    $ (5,852)
                                                            --------

     Net deferred tax assets                                $      0
                                                            ========

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,211 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 7 - RELATED PARTY TRANSACTIONS

Beverly  Frederick,  the sole  officer and  director of the Company  may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Beverly Frederick, the sole officer and director of the Company, was not paid for any underwriting services that she performed on behalf of the Company with respect to the Company's S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

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

As of June 30, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008.

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 10 - MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the "Candy Lode Mining Claim") located in the Yellow Pine Mining District, Clark County, Nevada.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

PLAN OF OPERATION

Our cash balance is $22,789 as of June 30, 2008. In April 2008 we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. At June 30, 2008 we had sold $40,000 in equity securities to pay for our operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

Our plan of operation is to conduct mineral exploration activities on the Candy Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not identified any commercially exploitable reserves of these minerals on the Candy Property.

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of VLF-EM and magnetometer surveys, localized soil surveys, trenching and sampling. In addition to the $16,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending an additional $4,000 on professional and administrative fees, including fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $20,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. Sookochoff is as follows:

Phase              Exploration Program                   Cost                      Status
-----              -------------------                   ----                      ------
Phase I     VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in summer, 2008
                                                                     (dependent on consulting geologist's
                                                                     schedule).

Phase II    Localized soil surveys, trenching and       $ 9,500      Expected to be completed in fall, 2008
            sampling over known and indicated                        (depending on the results of Phase 1, and
            mineralized zones                                        consulting geologist's schedule).


Phase III   Test Diamond drilling outlined by           $70,000      Expected to be completed in 2009
            Phase 1 and 2 programs.                                  (depending on the results of Phase 2, and
                                                                     consulting geologist's schedule.)

            TOTAL ESTIMATED COST                        $86,000

We commenced Phase I of the exploration program on the claim in July, 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

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

We incurred operating expenses of $2,503 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through June 30, 2008 was $17,211. As we were incorporated on October 23, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through June 30, 2008 was $40,000, $15,000 from the sale of 1,500,000 shares of common stock to a director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.25 per share pursuant to our S-1 offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $22,789 with no outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

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

August 5, 2008                    Mesquite Mining, Inc., Registrant


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

August 5, 2008                    Mesquite Mining, Inc., Registrant


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