Form 10-Q
period 2008-09-30
Mesquite Mining Inc.
filed 2008-10-21
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of October 20, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2008, prepared by the company, immediately follow.

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                            As of              As of
                                                                         September 30,       December 31,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 11,068           $  6,507
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         11,068              6,507
                                                                           --------           --------

                                                                           $ 11,068           $  6,507
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $     --           $     --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                        --                 --

      TOTAL LIABILITIES                                                          --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding as of
   September 30, 2008 and December 31, 2007 respectively)                       250                150
  Additional paid-in capital                                                 39,750             14,850
  Deficit accumulated during development stage                              (28,932)            (8,493)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                   11,068              6,507
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 11,068           $  6,507
                                                                           ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     October 23, 2007
                                            Three Months          Nine Months          (inception)
                                               Ended                Ended               through
                                            September 30,        September 30,        September 30,
                                                2008                 2008                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses              11,721               20,439               28,932
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            11,721               20,439               28,932
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (11,721)          $  (20,439)          $  (28,932)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.00)               (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,500,000            2,500,000
                                             ==========           ==========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       October 23, 2007
                                                                      Nine Months        (inception)
                                                                        Ended             through
                                                                     September 30,      September 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(20,439)          $(28,932)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payable                                 --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (20,439)           (28,932)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  100                250
  Additional paid-in capital                                             24,900             39,750
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             40,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           4,561             11,068

CASH AT BEGINNING OF PERIOD                                               6,507                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 11,068           $ 11,068
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

                                                        As of September 30, 2008
                                                        ------------------------
     Deferred tax assets:
     Net Operating Loss                                        $ 28,932
     Tax Rate                                                        34%
     Gross deferred tax assets                                 $  9,837
     Valuation allowance                                       $ (9,837)
                                                               --------

     Net deferred tax assets                                   $      0
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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 28,932 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

As of September 30, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008.

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 10 - MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the "Candy Lode Mining Claim") located in the Yellow Pine Mining District, Clark County, Nevada.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

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

In December, 2007, we purchased a 100% undivided interest in a mineral claim known as the Candy Lode Claim for a price of $8,500. The claims are in good standing until September 1, 2009.

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

PLAN OF OPERATION

Our cash balance is $11,068 as of September 30, 2008. In April 2008 we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. At September 30, 2008 we had sold $40,000 in equity securities to pay for our operations.

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

We have completed phase one of the exploration program on the property and are currently in discussions with the geologist on his findings and recommendations. Our plan of operation for the next twelve months is to complete phase two of the exploration program on our claim if the results of phase one warrants further exploration. We have not made a final decision as of the date of this report. In addition to the $9,500 we anticipate spending for Phase 2 for the exploration program as outlined below if decide to proceed, we anticipate spending an additional $2,500 on professional and administrative fees, including fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $13,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase              Exploration Program                   Cost                      Status
-----              -------------------                   ----                      ------
Phase I     VLF-EM and magnetometer surveys             $ 6,500      Completed

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

We commenced Phase I of the exploration program on the claim in July, 2008. We have received the geologists report and are in discussions with him regarding his recommendations for the property.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

If we decide to proceed with Phase II of our exploration program, the estimated cost of this program is $9,500 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing Phase II of our exploration program in fall, 2008, depending on the results of Phase 1. Subject to financing, we anticipate commencing Phase III of our exploration program in 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our exploration program. We will require additional funding to proceed with Phase

III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $11,721 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through September 30, 2008 was $28,932. As we were incorporated on October 23, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through September 30, 2008 was $40,000, $15,000 from the sale of 1,500,000 shares of common stock to a director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.25 per share pursuant to our S-1 offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $11,068 with no outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

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

October 20, 2008                  Mesquite Mining, Inc., Registrant


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

October 20, 2008                  Mesquite Mining, Inc., Registrant


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