Form 10-K
period 2008-12-31
Mesquite Mining Inc.
filed 2009-03-04
CIK 1425597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 333-149338


                              MESQUITE MINING INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              26-1324237
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                 4321 7th Avenue
                              Los Angeles, CA 90008
               (Address of Principal Executive Offices & Zip Code)

                                 (760) 408-5748
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 3, 2009, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              MESQUITE MINING INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      15
Item 2.   Properties                                                        18
Item 3.   Legal Proceedings                                                 18
Item 4.   Submission of Matters to a Vote of Securities Holders             19

                                 Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19
Item 8.   Financial Statements                                              23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          33
Item 9A.  Controls and Procedures                                           33

                                Part III

Item 10.  Directors and Executive Officers                                  35
Item 11.  Executive Compensation                                            36
Item 12.  Security Ownership of Certain Beneficial Owners and Management    37
Item 13.  Certain Relationships and Related Transactions                    38
Item 14.  Principal Accounting Fees and Services                            38

                                 Part IV

Item 15.  Exhibits                                                          39

Signatures                                                                  39

                                     PART I

ITEM 1. BUSINESS

SUMMARY

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

We have completed phase one of the exploration program on the property and are currently in discussions with the geologist on his recommendations for further exploration. Our plan of operation for the next twelve months, if we decide to proceed with exploration on this property is to complete phase two of the exploration program on our claim if the results of phase one warrants further exploration.

On May 30, 2008 our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol "MSQT". There has been no trading of our securities, and, therefore, no high and low bid pricing.

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical geological terms are used in this annual report:

Anglesite                     A native sulphate of lead. It occurs in white or
                              yellowish transparent, prismatic crystals.

Azurite                       Blue carbonate of copper; blue malachite.

Basalt A general term for dark-colored mafic igneous rocks, commonly extrusive but locally intrusive (e.g., as in dikes).

Breccia A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brecciated                    The formation of angular rock fragments.

Calamine                      A white mineral; a common ore of zinc.

Carbonate                     A salt or ester of carbonic acid.

Cerussite                     A mineral consisting of lead carbonate that is
                              an important source of lead.

Chrysocolla                   A hydrous silicate of copper, occurring massive,
                              of a blue or greenish blue color.

Cinnabar A heavy reddish mineral consisting of mercuric sulfide; the chief source of mercury.

Clastic Fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Cretaceous                    Rocks laid down during the last period of the
                              Mesozoic era (between the Jurassic and Tertiary periods, about 146 to 65 million years ago), at the end of which dinosaurs and many other organisms died out.

Diamond drill(ing)            A rotary type of rock drill in which the cutting
                              is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Fault Zones                   A network of interconnected fractures representing
                              the surficial expression of a fault.

Fold A planar feature, such as a bedding plane, that has been strongly warped, presumably by deformation.

Galena The chief ore of lead, commonly found in shallow ore veins in which open cavities are frequent; hence, crystals are common and well developed. Galena is widely distributed and constitutes by far the most important ore for lead. Silver, antimony, arsenic, copper, and zinc minerals often occur in intimate association with galena; consequently, galena ores mined for lead also include other valuable by-products.
Granite Plutonic igneous rock having visibly crystalline texture; generally composed of feldspar and mica and quartz.

Hydrozincite                  An abundant element of the magnesium-cadmium
                              group, extracted principally from the minerals zinc blend, smithsonite, calamine, and franklinite, as an easily fusible bluish white metal, which is malleable, especially when heated.

Igneous A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.

Intrusive                     A body of igneous rock formed by the
                              consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jurassic Second Period of Mesozoic Era, which covered span of time between 190 - 135 million years before the present time.

Limestone                     A bedded, sedimentary deposit consisting chiefly
                              of calcium carbonate.

Limonite A widely occurring iron oxide ore; a mixture of goethite and hematite and lepidocrocite.

Lode                          A mineral deposit in solid rock.

Malachite                     Green mineral used as an ore of copper and for
                              making ornamental objects.

Mesozoic One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.

Mineralization                The concentration of metals and their chemical
                              compounds within a body of rock.

Monte Cristo Limestone
Formation                     A local name for a geological series of rocks.

Normal Fault                  A dip-slip fault in which the block above
                              the fault has moved downward relative to the block below.

Ore A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Oxidization                   A chemical reaction caused by exposure to oxygen
                              that results in a change in the chemical composition of a mineral

Paleozoic                     Rocks that were laid down during the Paleozoic Era
                              (between 544 and 230 million years before the present time).

Porphyritic                   Containing relatively large isolated crystals in a
                              mass of fine texture.

Porphyry A heterogeneous rock characterized by the presence of crystals in a relatively finer-grained matrix.

Pyrite The most common of the sulphide minerals. It is usually found associated with other sulphides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds, and as the replacement mineral in fossils.

Quartz                        A mineral whose composition is silicon dioxide.
                              A crystalline form of silica.

Sedimentary                   A type of rock which has been created by the
                              deposition of solids from a liquid.

Smithsonite                   Native zinc carbonate. It generally occurs in
                              stalactitic, reniform, or botryoidal shapes, of a white to gray, green, or brown color.

Stratigraphy                  Strictly, the description of bedded rock
                              sequences; used loosely, the sequence of bedded rocks in a particular area.

Structural                    Pertaining to geologic structure.

Tertiary Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Thrust Faults (Faulting)      A dip-slip fault in which the upper block above
                              the fault plane moves up and over the lower block, so that older strata are placed over younger.

Trenching                     The removal of overburden to expose the underlying
                              bedrock.

Triassic The system of strata that was deposited between 210 and 250 million years before the present time.

Vein An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

ACQUISITION OF THE CANDY PROPERTY

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

We received the geological evaluation report on the Candy Property entitled "Geological Evaluation Report on the Candy Lode Mining Claim, Yellow Pine Mining District, Clark County, Nevada, USA" prepared by Mr. Sookochoff on December 15, 2007. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Candy Property provided below is based on Ms. Sookochoff's report.

DESCRIPTION OF PROPERTY

The property owned by Mesquite Mining, Inc. is the Candy Lode Claim which is comprised of one located mineral claim. The Candy Lode Claim is located within Sections 28 & 33 Range 58E, Township 25S at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada. Access from Las Vegas, Nevada to the Candy Lode Claim is southward via Interstate Highway #15 for approximately 31 miles, to within five miles past Jean, Nevada, thence westerly for seven miles to the Candy Lode Claim.

The claim was recorded with the County and the Bureau of Land Management.

                   [MAP SHOWING THE CLAIM LOCATION IN NEVADA]

                    [CLOSEUP MAP SHOWING THE CLAIM LOCATION]

PHYSIOGRAPHY, CLIMATE, VEGETATION AND WATER

The Candy Lode Claim is situated at the southern end of the Sheep Mountain Range, a north-south trending range of mountains with peaks reaching an elevation of 4, 184 feet. The Claim covers a plateau-like area at an elevation of 1,300 feet with a range of elevation on the Claim of a maximum 100 feet.

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water are available from valley wells.

PROPERTY HISTORY

The history of the Yellow Pine Mining District stems from 1856 when Mormon missionaries reported ore in the area. In 1857 the smelting of ore produced 9,000 pounds of lead and in 1898 a mill was built south of Goodsprings. As a result of the mill availability, exploration activity led to the discovery of many of the mines in the area.

The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964, particularly during the World War I and II years.

Although less famous than many of the other mining districts of the Great Basin, it nevertheless ranks second only to Tonopah in total Nevada lead and zinc production. During World War I this district was one of the most productive in the West, but by the end of World War II only a few mines remained in operation.

Even though the mines of this district have been worked primarily for their lead-zinc-silver values, an estimated 91,000 ounces of gold has been recovered as a by-product of copper-lead-silver mining.

Production from the mines of the Yellow Pine Mining District from 1902 to 1929 was 477,717 tons. Bullion recovery from 7,656 tons of this ore by amalgamation and cyanidation was 9,497 ounces of gold and 2,445 ounces of silver. The concentrator treated 230,452 tons of ore which yielded 58,641 tons of lead-zinc concentrate and 32,742 tons of lead concentrate. Crude ore shipped to 1929 was 227,952 tons from which recovery amounted to 3,196 ounces of gold, 422,379 ounces silver, 3,085,675 pounds copper, 34,655,360 pounds lead and 110,833,051 pounds zinc.

The Candy Lode Claim covers the formerly productive Silver Gem mine from which reported production is included with production from the nearby Christmas mine and the Eureka mine. Reported production from 1911-1922 is 532,505 pounds of lead, 449,886 pounds of zinc, 16,635 ounces of silver, 2 ounces of gold, and 195 pounds of copper.

REGIONAL GEOLOGY

In the Yellow Pine district, the Spring Mountain Range in the west, and the Sheep Mountain Range in the east consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consists largely of siliceous limestone and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into the strata and is of post-Jurassic age, perhaps Tertiary.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

STRATIGRAPHY

The sedimentary rocks in the district range in age from Upper Cambrian to Recent. The Paleozoic section includes the Cambrian Bonanza King and Nopah Formations, the Devonian Sulta, Mississippian Monte Cristo Limestone, Pennsylvanian/Mississippian Bird Spring Formation and Permian Kaibab Limestone.

The Mesozoic section is comprised only of the Triassic Moenkopi and Chinle Formations and an upper Mesozoic unit of uncertain age termed the Lavinia Wash Formation. The Paleozoic rocks are dominantly carbonates while the Mesozoic units are continental clastics. Tertiary rocks include gravels and minor volcanic tuffs.

Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses. The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings.

STRUCTURE

The region reveals a record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California.

Deformation within the belt began in the Jurassic and continued until Cretaceous time. Within the Goodsprings District thrust faulting appears to post-date much of the folding, but despite intensive study the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped; from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area, Cambrian Bonanza King Formation has been thrust eastward over younger Paleozoic rocks.

PROPERTY GEOLOGY

The Candy Lode Claim is indicated to be underlain by the Mississippian to Permian Bird Spring Formation which unconformably overlies the Yellowpine Limestone Member of the Monte Cristo Limestone Formation.

REGIONAL MINERALIZATION

Ore deposits in the Goodsprings (Yellow Pine) district fall into two distinct types, which may or may not be related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

The lead-zinc deposits are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation.

Mineralogy of gold-copper deposits consist of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. Lead-zinc deposits are comprised of hydorzincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation exceeding 600 feet.

Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has successfully resisted surface oxidation.

Primary alteration is difficult to characterize due to the supervene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and daolinized, altering the host pluton to a rock that can be mined through simple excavation with little or not blasting. The rock is so thoroughly altered it decrepitates on exposure of the atmosphere. On the other head, lead-zinc deposits appear to be characterized by colomitization and minor silicification.

PROPERTY MINERALIZATION

The mineralization on the Candy Lode Claim is reported in documentation on the included Silver Gem mine as a thin breccia zone parallel to bedding in the Bird Spring Formation sporadically imbedded with galena. Vanadinite and cuprodeschloizite are common.

CONCLUSIONS AND RECOMMENDATIONS

Mr. Sookochoff states in his geology report that the Candy Lode Claim covers some exploratory workings on mineral zones hosting mineralization of sufficient economic values to be shipped to a smelter. As the nature of the mineralization nor the controlling structures to the mineralization have been defined, and as the Yellow Pine district has a history of significant lead/zinc production from within veins or replacements of brecciated rocks along fault zones, the mineralized zones of the Candy Lode Claim should be explored for potential economical mineral zones.

It was recommended that Mesquite Mining Inc. complete a three phased exploration program on the Candy Lode Claim. Phase I consisted of VLF-EM and magnetometer surveys along the extensions of the known mineral zones to determine the potential structural controls to the known mineral zones. Phase II would consist of localized soil surveys, trenching, and sampling over the indicated extensions of the mineral zones. Phase III would consist of test diamond drilling of the prime indicated mineral zones.

RECOMMENDED EXPLORATION PROGRAM AND ESTIMATED COST

Phase              Exploration Program                   Cost                      Status
-----              -------------------                   ----                      ------
Phase I     VLF-EM and magnetometer surveys             $ 6,500      Completed

Phase II    Localized soil surveys, trenching and       $ 9,500      Expected to be completed in summer, 2009
            sampling over known and indicated                        (depending on the results of Phase 1, and
            mineralized zones                                        consulting geologist's schedule).


Phase III   Test Diamond drilling outlined by           $70,000      Expected to be completed in 2010 (depending
            Phase 1 and 2 programs.                                  on the results of Phase 2, financing and
                                                                     consulting geologist's schedule.)

            TOTAL ESTIMATED COST                        $86,000

COMPETITION

We are an exploration stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of

Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on October 23, 2007 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the first phase of exploration on the property. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE THE FINAL PHASE OF OUR EXPLORATION PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $31,043 for the period from our inception on October 23, 2007 to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. George Stewart, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Mesquite Mining, Inc. is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Candy Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Candy Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Candy Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no known mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Candy Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Beverly Frederick. Ms. Frederick has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have primarily been within the residential and commercial real estate industry and not in the mineral exploration business. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, the claim has been staked per Nevada regulations and we have completed the first phase of exploration. However, there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Ms. Beverly Frederick, our officer and director, currently devotes approximately 6 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. We purchased the Candy Property at a cost of $8,500. Title to the Candy Property mineral claims is held by Mesquite Mining, Inc.

We currently utilize space provided to us on a rent free basis from our officer and director, Beverly Frederick at 4321 7th Avenue, Los Angeles, CA 90008. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

On May 30, 2008 our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol "MSQT". There has been no trading of our securities, and, therefore, no high and low bid pricing.

As of the date of this report we have 26 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

We incurred operating expenses of $22,550 and 8,493 for the years ended December 31, 2008 and 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2008 it also included $6,500 in exploration costs. Our net loss from inception through December 31, 2008 was $31,043.

Cash provided by financing activities for the period from inception through December 31, 2008 was $40,000, $15,000 from the sale of 1,500,000 shares of common stock to a director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.25 per share pursuant to our S-1 offering.

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

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

              Balance Sheet Data:          12/31/08        12/31/07
              -------------------          --------        --------

              Cash                          $8,957          $6,507
              Total assets                  $8,957          $6,507
              Total liabilities             $    0          $    0
              Shareholders' equity          $8,957          $6,507

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $8,957 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $8,957 as of December 31, 2008. In April 2008 we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. At December 31, 2008 we had sold $40,000 in equity securities to pay for our operations.

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

We have completed phase one of the exploration program on the property and are currently in discussions with the geologist on his recommendations for further exploration. Our plan of operation for the next twelve months, if we decide to proceed with exploration on this property is to complete phase two of the exploration program on our claim if the results of phase one warrants further exploration. We have not made a final decision as of the date of this report. In addition to the $9,500 we anticipate spending for Phase 2 for the exploration program as outlined below if decide to proceed, we anticipate spending an additional $3,500 on professional and administrative fees, including fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $14,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase              Exploration Program                   Cost                      Status
-----              -------------------                   ----                      ------
Phase I     VLF-EM and magnetometer surveys             $ 6,500      Completed

Phase II    Localized soil surveys, trenching and       $ 9,500      Expected to be completed in summer, 2009
            sampling over known and indicated                        (depending on the results of Phase 1, and
            mineralized zones                                        consulting geologist's schedule).


Phase III   Test Diamond drilling outlined by           $70,000      Expected to be completed in 2010 (depending
            Phase 1 and 2 programs.                                  on the results of Phase 2, financing and
                                                                     consulting geologist's schedule.)

            TOTAL ESTIMATED COST                        $86,000

We commenced Phase I of the exploration program on the claim in July, 2008. We have received the report from the geologist and are currently in discussions with him regarding his recommendations for the property.

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

If we decide to proceed with further exploration on the Candy property we anticipate commencing Phase II of our exploration program in summer, 2008. Subject to financing, we anticipate commencing Phase III of our exploration program in 2010, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mesquite Mining, Inc.

I have audited the accompanying balance sheet of Mesquite Mining, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from October 23, 2007 (inception), to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesquite Mining, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from October 23, 2007 (inception), to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------

Seattle, Washington
March 3, 2009

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                          December 31,       December 31,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  8,957           $  6,507
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          8,957              6,507
                                                                           --------           --------

                                                                           $  8,957           $  6,507
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $     --           $     --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                        --                 --

      TOTAL LIABILITIES                                                          --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding as of
   December 31, 2008 and December 31, 2007 respectively)                        250                150
  Additional paid-in capital                                                 39,750             14,850
  Deficit accumulated during exploration stage                              (31,043)            (8,493)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    8,957              6,507
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  8,957           $  6,507
                                                                           ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     October 23, 2007
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2008                 2007                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses              16,050                8,493               24,543
  Mineral Expenitures                             6,500                   --                6,500
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            22,550                8,493               31,043
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (22,550)          $   (8,493)          $  (31,043)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.01)               (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,500,000            1,500,000
                                             ==========           ==========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From October 23, 2007 (Inception) through December 31, 2008
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                                Accumulated
                                                      Common      Additional      During
                                        Common        Stock        Paid-in      Exploration
                                        Stock         Amount       Capital        Stage           Total
                                        -----         ------       -------        -----           -----
BALANCE, OCTOBER 23, 2007                     --      $   --       $     --      $     --       $     --

Stock issued for cash on
November 3, 2007 @ $0.01
per share                              1,500,000         150         14,850                       15,000

Net loss, December 31, 2007                                                        (8,493)        (8,493)
                                      ----------      ------       --------      --------       --------

BALANCE, DECEMBER 31, 2007             1,500,000      $  150       $ 14,850      $ (8,493)      $  6,507
                                      ==========      ======       ========      ========       ========

Stock issued for cash on
April 5, 2008 @ $.025
per share                              1,000,000         100         24,900                       25,000

Net loss, December 31, 2008                                                       (22,550)       (22,550)
                                      ----------      ------       --------      --------       --------

BALANCE, DECEMBER 31, 2008             2,500,000      $  250       $ 39,750      $(31,043)      $  8,957
                                      ==========      ======       ========      ========       ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      October 23, 2007
                                                                                                        (inception)
                                                                  Year Ended         Year Ended           through
                                                                  December 31,       December 31,       December 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(22,550)          $ (8,493)          $(31,043)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                              --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (22,550)            (8,493)           (31,043)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              100                150                250
  Additional paid-in capital                                         24,900             14,850             39,750
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        25,000             15,000             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       2,450              6,507              8,957

CASH AT BEGINNING OF PERIOD                                           6,507                 --                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  8,957           $  6,507           $  8,957
                                                                   ========           ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net Operating Loss                                        $ 31,043
     Tax Rate                                                        34%
     Gross deferred tax assets                                   10,555
     Valuation allowance                                        (10,555)
                                                               --------

     Net deferred tax assets                                   $      0
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 31,043 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

As of December 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008.

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 10 - MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the "Candy Lode Mining Claim") located in the Yellow Pine Mining District, Clark County, Nevada.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director            Age                   Position
  -----------------------            ---                   --------
Beverly Frederick                    50      President, Secretary, Treasurer and
4321 7th Avenue                              Director
Los Angeles, CA  90008

Ms. Beverly Frederick is the promoter of Mesquite Mining, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Ms. Frederick has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been within the residential and commercial real estate industry and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Beverly Frederick. Ms. Frederick currently devotes approximately 6 hours per week to company matters. After receiving funding per our business plan Ms. Frederick intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Ms. Frederick has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Frederick has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Candy Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

BEVERLY FREDERICK has served as President, Secretary and Treasurer of Mesquite Mining, Inc. since October 23, 2007 (inception). From 2007 to current, Ms. Frederick serves as a management executive at Bond Companies, a commercial real estate company in Los Angeles, CA. From 2005 to 2007, she was a commercial real estate management consultant for Cedar Management, LLC, Los Angeles, CA. From 2000 to 2005, Ms. Frederick worked in residential and commercial real estate in Riverside County, CA. Ms. Frederick is a member of the National Association of Realtors and the California Association of Realtors.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Beverly Frederick.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to December 31, 2008:

                                          Annual Compensation                 Long Term Compensation
                                   ---------------------------------    ---------------------------------
                                                                        Restricted
                                                        Other Annual      Stock     Options/*    LTIP         All Other
Name           Title        Year   Salary($)   Bonus    Compensation     Awarded     SARs(#)   payouts($)   Compensation
----           -----        ----   ---------   -----    ------------     -------     -------   ----------   ------------
Beverly      President,     2007     $0         $0           $0            $0         $0          $0             $0
Frederick    Secretary,     2008     $0         $0           $0            $0         $0          $0             $0
             Treasurer,
             and Director

There are no current employment agreements between the company and its officer/director.

On November 3, 2007, a total of 1,500,000 shares of common stock were issued to Ms. Beverly Frederick in exchange for cash in the amount of $15,000 or $0.01 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Frederick currently devotes approximately 6 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 26, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock       Beverly Frederick, Director
                   4321 7th Avenue                                 1,500,000               100%
                   Los Angeles, CA  90008                            Direct

Common Stock       Officer and/or director as a Group              1,500,000               100%

Holders of More Than 5% of Our Common Stock

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 26, 2009. As of February 26, 2009, there were 1,500,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 3, 2007, a total of 1,500,000 shares of Common Stock were issued to Ms. Frederick in exchange for $15,000, or $0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company. (See "Dilution".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $7,200, for audit-related services were $Nil, for tax services were $500 and for other services were $Nil.

For the year ended December 31, 2007, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149338, at the SEC website at www.sec.gov:

     Exhibit
     Number                           Description
     ------                           -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of Chief Executive Officer
      31.2            Sec. 302 Certification of Chief Financial Officer
      32.1            Sec. 906 Certification of Chief Executive Officer
      32.2            Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2009                     Mesquite Mining, Inc., Registrant


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

March 3, 2009                     Mesquite Mining, Inc., Registrant


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