Form 10-Q
period 2009-03-31
Mesquite Mining Inc.
filed 2009-05-11
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                        Commission File Number 333-149338


                              MESQUITE MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                 4321 7th Avenue
                              Los Angeles, CA 90008
          (Address of principal executive offices, including zip code)

                     Phone (760) 408-5748 Fax (309) 404-5748
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of May 4, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2009, prepared by the company, immediately follow.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                            As of               As of
                                                                           March 31,         December 31,
                                                                             2009               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  6,982           $  8,957
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          6,982              8,957
                                                                           --------           --------

                                                                           $  6,982           $  8,957
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         $    985           $     --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                       985                 --

TOTAL LIABILITIES                                                               985                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   2,500,000 shares issued and outstanding as of
   March 31, 2009 and December 31, 2008 respectively)                           250                250
  Additional paid-in capital                                                 39,750             39,750
  Deficit accumulated during exploration stage                              (34,003)           (31,043)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    5,997              8,957
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  6,982           $  8,957
                                                                           ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    October 23, 2007
                                                                                      (inception)
                                            Period Ended         Period Ended           through
                                              March 31,            March 31,            March 31,
                                                2009                 2008                 2009
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses               2,960                6,215               27,503
  Mineral Expenitures                                --                   --                6,500
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                             2,960                6,215               34,003
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (2,960)          $   (6,215)          $  (34,003)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.00)               (0.00)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,500,000            1,500,000
                                             ==========           ==========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From October 23, 2007 (Inception) through March 31, 2009
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                                Accumulated
                                                      Common      Additional      During
                                        Common        Stock        Paid-in      Exploration
                                        Stock         Amount       Capital        Stage           Total
                                        -----         ------       -------        -----           -----
BALANCE, OCTOBER 23, 2007                     --      $   --       $     --      $     --       $     --

Stock issued for cash on
November 3, 2007 @ $0.01
per share                              1,500,000         150         14,850                       15,000

Net loss, December 31, 2007                                                        (8,493)        (8,493)
                                      ----------      ------       --------      --------       --------

BALANCE, DECEMBER 31, 2007             1,500,000      $  150       $ 14,850      $ (8,493)      $  6,507
                                      ==========      ======       ========      ========       ========
Stock issued for cash on
April 5, 2008 @ $.025
per share                              1,000,000         100         24,900                       25,000

Net loss, December 31, 2008                                                       (22,550)       (22,550)
                                      ----------      ------       --------      --------       --------

BALANCE, DECEMBER 31, 2008             2,500,000      $  250       $ 39,750      $(31,043)      $  8,957
                                      ==========      ======       ========      ========       ========

Net loss, March 31, 2009                                                           (2,960)        (2,960)
                                      ----------      ------       --------      --------       --------

BALANCE, MARCH 31, 2009                2,500,000      $  250       $ 39,750      $(34,003)      $  5,997
                                      ==========      ======       ========      ========       ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    October 23, 2007
                                                                                                      (inception)
                                                                Period Ended       Period Ended         through
                                                                  March 31,          March 31,          March 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (2,960)          $ (6,215)          $(34,003)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payable                           985                 --                985
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,975)            (6,215)           (33,018)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             250
  Additional paid-in capital                                        39,750
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,975)            (6,215)             6,982

CASH AT BEGINNING OF PERIOD                                          8,957              6,507                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  6,982                292           $  6,982
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

                                                            As of March 31, 2009
                                                            --------------------
   Deferred tax assets:
     Net Operating Loss                                          $ 34,003
     Tax Rate                                                          34%
     Gross deferred tax assets                                   $ 11,561
     Valuation allowance                                         $(11,561)

     Net deferred tax assets                                     $      0

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 34,003 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

As of March 31, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009.

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 10 - MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the "Candy Lode Mining Claim") located in the Yellow Pine Mining District, Clark County, Nevada.

                              Mesquite Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

PLAN OF OPERATION

Our cash balance is $6,982 as of March 31, 2009. In April 2008 we offered and sold 1,000,000 shares of common stock at $0.25 per share for total proceeds of $25,000 pursuant to our S-1 offering. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. At March 31, 2009 we had sold $40,000 in equity securities to pay for our operations.

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


Phase III   Test Diamond drilling outlined by           $70,000      Expected to be completed in 2010
            Phase 1 and 2 programs.                                  (depending on the results of Phase 2, and
                                                                     consulting geologist's schedule.)

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

We anticipate commencing Phase II of our exploration program in summer, 2009, depending on the results of Phase 1. Subject to financing, we anticipate commencing Phase III of our exploration program in 2010, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,960 and $6,215 for the three months ended March 31 2009 and 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through March 31, 2009 was $34,003.

Cash provided by financing activities for the period from inception through March 31, 2009 was $40,000, $15,000 from the sale of 1,500,000 shares of common stock to a director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.25 per share pursuant to our S-1 offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $6,982 with $985 in outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

May 4, 2009                       Mesquite Mining, Inc., Registrant


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

May 4, 2009                       Mesquite Mining, Inc., Registrant


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