Form 10-Q
period 2009-06-30
Mesa Energy Holdings, Inc.
filed 2009-08-13
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-149338

MESA ENERGY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	1000	98-0506246
(State of Incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

4321 7th Avenue
Los Angeles, CA 90008
 (760) 408-5748
(Address and telephone number of principal executive offices)

MESQUITE MINING, INC.
 (Former name, address and former fiscal year, if changed since last report)

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 35,070,000 shares of Common Stock outstanding as of August 12, 2009.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

ii

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
The accompanying interim unaudited financial statements of Mesa Energy Holdings, Inc., (a Delaware corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$518	$8,957

Total Current Assets	518	8,957

	$518	$8,957

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$9,949	$-

Total Current Liabilities	9,949	-

Total Liabilities	9,949	-

Stockholders' Equity

Common stock, ($0.0001 par value, 300,000,000 shares and Preferred stock, ($0.0001 par value, 10,000,000 shares authorized; 2,500,000 and 1,500,000 shares common stock issued and outstanding as of June 30, 2009 and December 31, 2008 respectively)	250	250
Additional paid-in capital	39,750	39,750
Deficit accumulated during exploration stage	(49,431)	(31,043)

Total Stockholders' Equity	(9,431)	8,957

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$518	$8,957

The accompanying notes are an integral part of these unaudited financial statements.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					October 23, 2007
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues

Revenues	$-	$	$-	$	$-

Total Revenues	-		-		-

Operating Costs
General & Administrative Expenses	15,428	2,503	18,388	8,718	42,931
Mineral Expenditures					6,500

Total Operating Costs	$15,428	$2,503	$18,388	$8,718	$49,431

Net Income (Loss)	$(15,428)	$(2,503)	$(18,388)	$(8,718)	$(49,431)

Basic earnings per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$

Weighted average number of common shares outstanding	2,500,000	1,500,000	2,500,000	1,500,000

The accompanying notes are an integral part of these unaudited financial statements.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (October 23, 2007) to June 30, 2009

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance, October 23, 2007	-	$-	$-	$-	$-

Stock issued for cash on November 3, 2007
@ $0.01 per share	1,500,000	150	14,850		15,000

Net loss, December 31, 2007				(8,493)	(8,493)

Balance, December 31, 2007	1,500,000	$150	$14,850	$(8,493)	$6,507

Stock issued for cash on April 5, 2008
@ $.025 per share	1,000,000	100	24,900		25,000

Net loss, December 31, 2008				(22,550)	(22,550)

Balance, December 31, 2008	2,500,000	$250	$39,750	$(31,043)	$8,957

Net loss, March 31, 2009				(2,960)	(2,960)

Balance, March 31, 2009	2,500,000	$250	$39,750	$(34,003)	$5,997

Net loss, June 30, 2009				(15,428)	(15,428)

Balance, June 30, 2009	2,500,000	$250	$39,750	$(49,431)	$(9,431)

The accompanying notes are an integral part of these unaudited financial statements.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			October 23, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(18,388)	$(8,718)	$(49,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	9,949	-	9,949

Net cash provided by (used in) operating activities	(8,439)	(8,718)	(39,482)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		100	250
Additional paid-in capital		24,900	39,750

Net cash provided by (used in) financing activities	-	25,000	40,000

Net increase (decrease) in cash	(8,439)	16,282	518

Cash at beginning of period	8,957	6,507	-

Cash at end of period	$518	$22,789	$518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Mesa Energy Holdings Inc., FKA Mesquite Mining, Inc. (the “Company”) was incorporated on October 23, 2007 under the laws of the State of Delaware. On June 19, 2009 the Company amended its Articles of Incorporation to change its name from Mesquite Mining, Inc. to Mesa Energy Holdings, Inc. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company recently decided to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits, and cash flow in order to financially accommodate the costs of being a publicly-held company.  The Company is currently engaged in discussions with Mesa Energy, Inc., a Nevada corporation, regarding a possible business combination involving the two companies.

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

Pro Forma Compensation Expense

No stock options have been issued by the Company. Accordingly, no pro forma compensation expense is reported in these financial statements.

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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated Depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

As of June 30, 2009

Deferred tax assets:
Net Operating Loss	$49,431
Tax Rate	34%
Gross deferred tax assets	$16,807
Valuation allowance	$(16,807)

Net deferred tax assets	$-0-

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 49,431 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

NOTE 7 – RELATED PARTY TRANSACTIONS

Beverly Frederick, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the “consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 3, 2007 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

On April 5, 2008, the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $.025 per share for a total of $25,000.

As of June 30, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 19, 2009 the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 shares and preferred stock to 10,000,000 shares.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009.

Common stock, $ 0.0001 par value: 300,000,000 shares, and Preferred stock, $ 0.0001 par value: 10,000,000 shares authorized; 2,500,000 Common stock shares issued and outstanding.

Mesa Energy Holdings, Inc.
(f/k/a Mesquite Mining, Inc.)
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

NOTE 10 – MINERAL PROPERTY

The Company owns an undivided 100% interest in a mineral claim (known as the “Candy Lode Mining Claim”) located in the Yellow Pine Mining District, Clark County, Nevada.

NOTE 11 - RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We were incorporated in the State of Delaware on October 23, 2007.  We were formed to engage in the business of acquisition, exploration and development of natural resource properties. We currently own a 100% undivided interest in the Candy Lode Mineral Claim located in Clark County, State of Nevada that we call the "Candy Property." We conducted certain mineral exploration and geological evaluation activities on the Candy Property in order to assess whether it contained any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Candy Property.

We recently determined that we could not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources.  Therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

By written consent dated June 18, 2009 our Board of Directors (the “Board”) authorized us to declare a fourteen for one (14 for 1) forward stock split (the “Stock Split”) on each share of our Common Stock issued and outstanding at the close of business on July 20, 2009 (the “Record Date”), in the form of a stock dividend. The Stock Split was deemed by the Board to be advisable and in our best interest and in the best interest of our stockholders. The payment date and the effective date for the Stock Split was July 23, 2009.

On June 19, 2009, we amended our Articles of Incorporation (i) to change our name from Mesquite Mining, Inc. to Mesa Energy Holdings, Inc. and (ii) to increase our authorized common stock to 300,000,000 shares, $0.0001 par value per share (the “Common Stock”), and our preferred stock to 10,000,000 shares, $0.0001 par value per share.

We are currently engaged in discussions with Mesa Energy, Inc., a Nevada corporation (“Mesa”), regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with a transaction.  With the permission of Mesa, we have changed our name to facilitate these discussions.  If the parties determine not to proceed with a business combination, we will change our name back to Mesquite Mining, Inc., or adopt another name.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

We incurred operating expenses of $15,428 and $18,388 for the three months and six months ended June 30, 2009 as opposed to $2,503 and $8,718 for the three months and six months ended June 30, 2008.  These expenses consisted primarily of professional and administrative fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated no revenues for each of the three and six month periods ended June 30, 2009 and 2008, respectively.  Our net loss for the three and six months ended June 30, 2009 was $15,428 and $18,388, respectively, and for the three and six months ended June 30, 2008 was $2,503 and $8,718, respectively.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin operation of a successor business. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents in the bank of $518, as opposed to $8,957 at December 31, 2008.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our current administrative expenses or those expected during the next three months, however, we may be required to raise additional capital over the next three to six months, and we may also do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or principal stockholder. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2009, we sold 5,000 shares of our Common Stock to one investor relations consultant in exchange for services rendered to us.  This sale was made pursuant to the exemption from registration provided by Section 4(2) the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____________________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2009	MESA ENERGY HOLDINGS, INC.

	By:	/s/ Beverly Frederick
		Name: Title:	Beverly Frederick Principal Executive Officer and Principal Financial Officer