Form 10-Q
period 2009-09-30
Mesa Energy Holdings, Inc.
filed 2009-11-23
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-149338

MESA ENERGY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	1000	98-0506246
(State of Incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

5220 Spring Valley Rd
Suite 525
Dallas, TX 75254
 (972) 490-9595
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
Yes ☐ No ☒

There were 40,035,700 shares of Common Stock outstanding as of November 18, 2009.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and the period from Inception (April 25, 2003) to September 30, 2009 (Unaudited)	3

	Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the period from Inception (April 25, 2003) to September 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from Inception (April 25, 2003) to September 30, 2009 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	17

Item 4T	Controls and Procedures	21

Part II Other Information		22

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

Signatures		26

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2009 (the “Merger Current Report”).

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Explanatory Note

On August 31, 2009, Mesa Energy Acquisition Corp., a Nevada corporation formed on August 13, 2009, and a wholly owned subsidiary of Mesa Energy Holdings, Inc. (formerly known as Mesquite Mining, Inc.), a Delaware corporation, merged with and into Mesa Energy, Inc., a Nevada corporation formed on March 13, 2006 (“MEI”), with MEI being the surviving corporation (the “Merger”). As a result of the Merger, MEI became our wholly-owned subsidiary.  The terms “Mesa Energy,” “Company,” “we,” “us,” and “our” refer to Mesa Energy Holdings, Inc., and its wholly-owned subsidiary, MEI, and MEI’s subsidiaries, after giving effect to the Merger.

Pursuant to the Merger, we have acquired MEI’s business of exploration and production activities in the oil and gas industry and are continuing MEI’s business operations as a publicly-traded company under the name Mesa Energy Holdings, Inc.

The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. MEI is considered the acquirer for accounting purposes, and our historical financial statements for periods prior to the Merger have been replaced by the historical financial statements of MEI for periods prior to the Merger in all subsequent filings with the SEC.

For more information about the Merger and related transactions and the accounting treatment thereof, see the Merger Current Report.

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

The accompanying interim unaudited financial statements of Mesa Energy Holdings, Inc. are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with  MEI’s most recent audited financial statements for the year ended December 31, 2008 included in a the Current Report on Form 8-K filed with the SEC on September 3, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$103,894	$311,947
Accounts receivable	2,755	-
Restricted cash	20,000	20,000
Deferred financing cost, current	70,652	-
TOTAL CURRENT ASSETS	197,301	331,947

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $27,140 and $27,140, respectively	310,040	1,709,712
Properties subject to amortization, less accumulated depletion of $0 and $0, respectively	220,000	-
Pipeline property, less accumulated depreciation of $0 and $0, respectively	220,000	-
Property and equipment, net of accumulated depreciation of $0 and $2,259, respectively	-	88,102
Net oil and gas properties	750,040	1,797,814

Furniture and equipment, less accumulated depreciation of $4,977 and $4,755, respectively	226	448
Deferred financing cost	64,766	-
Prepaid expenses	272,500	600,830
TOTAL ASSETS	$1,284,833	$2,731,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable trade	$123,227	$426,791
Accrued expenses	497,620	18,564
Accrued expenses-related parties	96,882	75,847
Advances from joint interest owners	-	300,000
Deposits	20,000	30,000
Notes payable-related parties	55,000	451,400
Convertible debt	250,000	250,000
TOTAL CURRENT LIABILITIES	1,042,729	1,552,602

Non-current liabilities
Long term debt-related parties	451,400	-
Note payable	500,000	-
Asset retirement obligations	119,462	429,085
TOTAL LIABILITIES	2,113,951	1,981,687

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 40,035,700 and 25,035,700 shares issued and outstanding, respectively	4,004	2,504
Additional paid-in capital	2,305,159	2,056,659
Accumulated deficit during the exploration stage	(3,137,921)	(1,309,811)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(828,758)	749,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,284,833	$2,731,039

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
and the Period from Inception (April 25, 2003) to September 30, 2009
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Inception to September 30,
	2009	2008	2009	2008	2009

Revenues	$2,755	$-	$2,755	$-	$2,755

Operating expenses
Exploration cost	21,417	13,385	104,540	28,677	486,405
Dry hole cost	-	-	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	74	74	18,813	222	90,629
General and administrative expenses	373,044	142,580	509,792	853,793	2,261,910
Loss on sale of Poydras Energy, LLC	-	-	1,151,997	-	1,151,997
Gain on sale of oil and gas properties	-	-	-	(1,673,620)	(1,673,620)
Total operating expenses	394,535	156,039	1,785,142	(790,928)	2,783,387

Income (loss) from operations	(391,780)	(156,039)	(1,782,387)	790,928	(2,780,632)

Other income (expenses)
Interest expense	(25,266)	(14,327)	(53,910)	(53,953)	(398,383)
Interest income	-	9,507	617	17,708	24,020
Other income (expense)	-	-	7,570	1,810	17,074
Total other expense	(25,266)	(4,820)	(45,723)	(34,435)	(357,289)

Net income (loss)	$(417,046)	$(160,859)	$(1,828,110)	$756,493	$(3,137,921)

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.07)	$0.03
Diluted	$(0.01)	$(0.01)	$(0.07)	$0.03

Weighted average number of shares outstanding:
Basic	30,145,590	24,202,727	26,738,997	24,187,990
Diluted	30,145,590	24,202,727	26,738,997	25,963,781

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to September 30, 2009
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-		(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed Interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed Interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,946,993	1,995	592,245	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,256,092	126	265,274	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006		21,203,085	2,121	876,594	(918,050)	(39,335)

Shares issued for cash	-	830,593	83	208,117	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	22,033,678	2,204	1,272,138	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,992,049	299	749,701	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,973	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,178

Balances at December 31, 2008	-	25,035,700	2,504	2,056,659	(1,309,811)	749,352

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to September 30, 2009
(Unaudited)

	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at December 31, 2008	$-	25,035,700	$2,504	$2,056,659	$(1,309,811)	$749,352

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	1,000,000	100	249,900	-	250,000

Net loss	-	-	-	-	(1,828,110)	(1,828,110)

Balances at September 30, 2009	$-	40,035,700	$4,004	$2,305,159	$(3,137,921)	$(828,758)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
and the Period from Inception (April 25, 2003) to September 30, 2009
(Unaudited)

	For the Nine Months Ended September 30, 2009		Inception to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,828,110)	$756,493	$(3,137,921)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on sale of oil and gas properties	1,151,997	-	1,151,997
Gain on sale of assets	-	(1,673,620)	(1,673,620)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,643
Amortization of debt discount	-	-	187,427
Depreciation, depletion, amortization, accretion and impairment expense	18,813	222	90,629
Amortization of deferred financing cost	5,888	-	5,888
Share-based compensation	17,500	3,750	40,325
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	-	(2,755)
Accounts payable and accrued expenses	565,974	534,200	643,739
Advances from joint interest owners	-	-	300,000
Accrued expenses – related parties	21,036	23,944	96,883
CASH USED IN OPERATING ACTIVITIES	(49,657)	(355,011)	(1,814,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of cash for restricted certificate of deposit	-	-	(20,000)
Payments for oil and gas development costs	(532,089)	(871,549)	(2,539,827)
Cash paid for asset retirement obligations	(40,000)	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	1,326	1,326
Proceeds from sale of assets	-	2,450,000	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(572,089)	1,579,777	(47,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from related parties	55,000	-	735,400
Principal payments on debt from related parties	-	(241,500)	(429,000)
Borrowings on debt from third parties, net of financing cost	358,693	-	608,693
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	413,693	(241,500)	1,966,291

NET CHANGE IN CASH	(208,053)	983,266	103,894

CASH AT BEGINNING OF PERIOD	311,947	27,443	-
CASH AT END OF PERIOD	$103,894	$1,010,709	$103,894

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2009 and 2008
and the Period from Inception (April 25, 2003) to September 30, 2009
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,820	$30,009	$86,359
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$110,000	$101,885	$110,000
Sale of pipeline right-of-way for payables	$60,000	-	$60,000
Note payable issued for purchase of Poydras Energy, LLC		$100,000	$100,000
Common stock issued for purchase of Poydras Energy, LLC	-	$750,000	$750,000
Stock issued in reverse merger	$1,400	$-	$1,400
Stock issued for prepaid services	$232,500	$-	$232,500
Warrants issued with the sale of oil and gas property	-	$31,071	$31,071
Change in asset retirement obligation	$114,266	$-	$122,506

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations

We were incorporated as Mesquite Mining, Inc., in Delaware on October 23, 2007.  Prior to the Merger (as defined below), our business was to engage in the acquisition and exploration of mining properties.

As previously reported, on June 19, 2009, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which (i) changed our name from Mesquite Mining, Inc., to Mesa Energy Holdings, Inc., and (ii) increased our authorized capital stock from 80,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001.

As used in this Quarterly Report, unless otherwise stated or the context clearly indicates otherwise, the term “Mesquite Mining” refers to Mesa Energy Holdings, Inc. (f.k.a. Mesquite Mining, Inc.), before giving effect to the Merger, the term “MEI” refers to Mesa Energy, Inc., a Nevada corporation incorporated on March 13, 2006, the term “Mesa Energy Holdings” refers to Mesa Energy Holdings, Inc., after giving effect to the Merger, and the terms “Company,” “we,” “us,” and “our” refer to Mesa Energy Holdings, Inc., and its wholly-owned subsidiary, MEI, and MEI’s subsidiaries, after giving effect to the Merger.

As previously reported, our Board of Directors authorized a 14-for-1 forward split of our common stock, par value $0.0001 per share (the “Common Stock”), in the form of a stock dividend (the “Stock Split”), which was paid on August 4, 2009, to holders of record on July 20, 2009.  After giving effect to the Stock Split, but before giving effect to the Merger and other transactions described below, there were outstanding 35,070,000 shares of Common Stock.  All share and per share numbers in this Report relating to the Common Stock prior to the Stock Split have been adjusted to give effect to the Stock Split unless otherwise stated.

On August 31, 2009, Mesa Energy Acquisition Corp., a Nevada corporation formed on August 13, 2009, and a wholly owned subsidiary of Mesa Energy Holdings (“Acquisition Sub”), merged with and into MEI (the “Merger”). MEI was the surviving corporation in the Merger. As a result of the Merger, Mesa Energy Holdings discontinued its pre-Merger business and acquired the business of MEI, and will continue the existing business operations of MEI as a publicly-traded company under the name Mesa Energy Holdings, Inc.

Also on August 31, 2009, we closed a private placement of $500,000 aggregate principal amount of Mesa Energy Holdings’ 10% Secured Convertible Promissory Notes (the “Convertible Notes”), at a purchase price of 100%, which, at the option of the Holder, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  This offering (the “PPO”) was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D promulgated by the SEC thereunder. The PPO was sold to “accredited investors,” as defined in Regulation D.  Additional information concerning the PPO and the terms of the Convertible Notes is presented below under “Description of Securities.”

MEI was originally incorporated as North American Risk Management, Inc. on  January 24, 2001 in the State of Colorado.  On February 13, 2006, the name was changed to Mesa Energy, Inc.  On March 3, 2006, Mesa Energy, Inc. was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, which was formed April 25, 2003 to serve as an independent exploration and production company.  Subsequently, the company was reincorporated in the State of Nevada by merging into Mesa Energy, Inc., a Nevada corporation on March 13, 2006.  MEI is currently engaged primarily in the acquisition, development, and rehabilitation of oil and gas properties.

MEI’s primary oil and gas operations are conducted through our wholly owned subsidiary, Mesa Energy Operating, LLC, a Texas limited liability company qualified as an operator in Texas, Oklahoma, New York and Wyoming.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of financial statement presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Mesa Energy Holdings in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. These interim consolidated financial statements should be read in conjunction with MEI’s most recent audited consolidated financial statements and notes thereto dated December 31, 2008 as filed in our current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Earnings (Loss) Per Share

Our earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) available to common shareholders	$(417,046)	$(160,859)	$(1,828,110)	$786,493

Denominator:
Weighted average shares - basic	30,145,590	24,202,727	26,738,997	24,187,990

Net income (loss) per share – basic	$(0.01)	$(0.01)	$(0.07)	$0.03

Dilutive effect of common stock equivalents:
Warrants	-	-	-	829,298
Convertible Debt	-	-	-	964,300

Denominator:
Weighted average shares – diluted	30,145,590	24,202,727	26,738,997	25,981,588

Net income (loss) per share – diluted	$(0.01)	$(0.01)	$(0.07)	$0.03

All warrants and convertible debt issued and outstanding were included in the computation of diluted earnings per share for 2008, and were not applicable for 2009.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recently issued accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

Other than pronouncements discussed above, the Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit during the exploration stage of $3,137,921, has a working capital deficit of $845,428 and currently has limited source of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses, MEI sold stock and officers and directors funded MEI through notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  In the event that the officers cannot make such loans; create a source of recurring revenues; or that the Company does not receive funds from other sources, the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.  We generated revenues of $2,755 for the three-month period ended September 30, 2009.

The carrying values, net of impairment, at September 30, 2009 and December 31, 2008 of Mesa’s oil and gas properties were:

Prospect	September 30, 2009	December 31, 2008

Main Pass 35 Project	$-	$1,462,118
Coal Creek Prospect	196,039	206,085
International Paper #1 (“IP #1”)	-	129,611
Java Fields	554,001	-
Total	$750,040	$1,797,814

Costs excluded from amortization at September 30, 2009 were:

Year Incurred	Acquisition Costs	Exploration Costs	Impairment	Dry Hole Cost	Disposition of assets	Total
2006 and prior	$236,963	$421,598	$-	$-	-	$658,561
2007	-	37,360	(27,140)	-	-	10,220
2008		1,595,099		(466,066)	-	1,129,033
2009	554,001	488,608	-	-	(2,090,383)	(1,047,774)
Total	$790,964	$2,542,665	$(27,140)	$(466,066)	(2,090,383)	$750,040

MEI holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  MEI evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

Main Pass 35 Project – Plaquemines Parish, Louisiana

On January 1, 2008, MEI acquired Poydras Energy Partners, LLC, a Louisiana operating company now known as Poydras Energy, LLC (“Poydras”), along with its principal asset, the Main Pass 35 Project.  The Project has been shut down since Hurricane Katrina.  The wells were undamaged but there was extensive damage to the processing facility.  MEI owned a net working interest of 30% in the project.

Mesa expended $1,566,167 in development cost during the year ended December 31, 2008 and $436,037 in additional development costs during the first five months of 2009.  Mesa concluded that it did not have adequate resources to continue its development of the Main Pass Project and the IP #1 well.  Accordingly, on June 1, 2009, Mesa sold 100% of its member interest in Poydras to St. Francisville Oil & Gas, LLC (“St. Francisville”).  St. Francisville agreed to assume all the assets and related liabilities of the Main Pass 35 Project and the IP #1 well, which amounted to $2,627,655 of assets and $1,475,658 of liabilities.  Mesa recognized a loss of $1,151,997 on the transaction as detailed in the table below.

Assets assumed by purchaser (St. Francisville):
Oil and gas properties	$2,026,825
Prepaid asset retirement cost	600,830
Total assets assumed	2,627,655

Liabilities assumed by purchaser:
Accounts payable	733,178
Recompletion deposits	300,000
Asset retirement obligation	442,480
Total liabilities assumed	1,475,658

Loss on sale of Poydras Energy, LLC	$(1,151,997)

Coal Creek Prospect, Sequoyah Co., Oklahoma

In December 2007, MEI completed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein Wentworth acquired MEI’s pipeline right-of-way and planned to construct a natural gas gathering system and approximately three miles of pipeline to connect the Cook #1 and future wells to an Arkansas Oklahoma Gas Company (AOG) pipeline.  In addition, Wentworth agreed to fund, drill and complete the Gipson #1, a direct offset to the Cook #1.

Wentworth made an advance deposit of $30,000 against the acquisition price of $60,000 for the pipeline right-of-way with the balance payable out of net proceeds from the initial gas sales from Cook #1 and Gipson #1.  The pipeline work has been completed and Wentworth has been assigned their interest in the acreage per agreement. Further development of up to five additional offset drilling locations is dependent upon the results of the Cook #1 and Gipson #1 wells.

In December 2008, a decision was made for the Gipson #1 well to be drilled to a depth to test the Hunton zone, and, accordingly, the agreement with Wentworth was amended and Wentworth would fund 100% of the drilling costs to the casing point on the Gipson #1 well.  The costs are now being borne by the parties per their respective working interests. Estimated billed completion prepayment funds for the Gipson #1 were sent from Mesa to Wentworth in March 2009, less $30,000 owed by Wentworth on the pipeline right of ways. Both the Cook #1 and the Gipson #1 have been connected to the pipeline and receipt of revenues will begin before the end of 2009.

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, we acquired the Java Field, a natural gas development project in Wyoming County in western New York for $440,000.  The acquisition includes a 100% working interest in 17 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.  We began receiving revenues for the field on October 20, 2009 for the September 2009 production month.

NOTE 4 – DEBT - RELATED PARTIES

At September 30, 2009, debt to related parties consisted of note payables to related parties for cash loaned to MEI.  These notes totaling $451,400 are to entities owned by the founders and bear interest at a rate of 6% per annum with principal and interest originally to mature on March 31, 2007 but have been amended to mature on May 31, 2012.  Also, during the nine months ended September 30, 2009, proceeds in the amount of $55,000 were received by MEI as an additional loan from a related party.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

During 2006, MEI borrowed $250,000 under a convertible note from a private investor and consultant to MEI.  This note bore interest at 12% per annum and matured on September 30, 2007, but was extended until September 29, 2009.  The note provided the investor the right to convert any or all of the outstanding debt to MEI common shares, at $0.50 per share, any time prior to the maturity date.  Attached to the note were three year warrants for 300,000 common shares of MEI stock exercisable at $0.50 per share with an expiration date of September 29, 2009.  These warrants were converted to 578,580 shares of the Company’s Common Stock on a cashless basis upon the closing of the Merger on August 31, 2009.

On August 31, 2009, the Company completed a private placement of $500,000 aggregate principal amount of MEI Energy Holdings’ 10% Secured Convertible Promissory Notes, at a purchase price of 100%, which, at the option of the holder, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.

The Company has evaluated the terms of the $250,000 convertible note and attached warrants in accordance with “EITF 98-5 and EITF 00-27” or ASC 470-20.  The relative fair value of the warrants under the Black-Scholes option pricing model was $93,713, which was recorded as a debt discount on the convertible note and amortized using the effective interest method over the term of the note.  The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.62%; the current stock price on the date of issuance of $0.50 per common share; the exercise price of the warrants of $0.50 per share of Common Stock; an expected term of three years; volatility of 214.54% and an expected dividend yield of 0.0%.  The Company also determined that the issuance of the warrants created a beneficial conversion feature.  The Company recorded a discount of $93,714 to reflect the value of the beneficial conversion feature on the convertible debt on the date of issuance.  Utilizing the effective interest method, the value of the beneficial conversion feature has been completely amortized through the maturity date of the debt in accordance with EITF 00-27 or ASC 470-10.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation balances as September 30, 2009 and December 31, 2008 consisted of:

	September 30, 2009	December 31, 2008
Asset retirement obligations at beginning of the period	$429,085	9,357
Obligation assumed from acquisition of Poydras	-	389,677
Obligation relieved from sale of Poydras	(442,480)	-
Payment of obligation for plugged wells	-	(6,494)
Obligation for asset retirement of Java Fields	114,000	-
Accretion expense	18,591	36,545
Revision in cost estimates	266	-
Asset retirement obligations at end of the period	$119,462	429,085

Prepaid asset retirement cost of $600,830 represents the amount previously paid in cash to the state of Louisiana based on an estimate using present values to plug and abandon the Main Pass prospect.  The asset retirement liability was calculated as the prepaid cost of $600,830 adjusted to future cost using an inflation factor over the projected life of the Main Pass prospect.  The adjusted future cash flows were then discounted using a present value factor resulting in the $399,034 asset retirement liability. The total prepaid asset retirement cost of $600,830 and the related asset retirement obligation was transferred on June 1, 2009, to the buyer with the transfer of all the assets and liabilities of Poydras.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

Except for the matter described below, the Company is currently not aware of any pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject, nor is the Company aware of any such proceedings that are contemplated by any governmental authority. Although there can be no assurance as to the ultimate outcome, MEI has denied liability in the case pending against it, and the Company intends to defend vigorously such case. Based on information currently available, the Company believes the amount, or range, of reasonably possible losses in connection with the action against MEI will not be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

Shallow Draft Elevating Boats, Inc. vs. Poydras Energy, LLC, Poydras Energy Partners, LLC, Mesa Energy, Inc. and David Freeman: In connection with its previous ownership of Poydras Energy, LLC, MEI has been named in a legal action by a Poydras vendor regarding approximately $114,000 in unpaid invoices.  The case was filed on June 22, 2009, in the 25th Judicial District Court of Plaquemines Parish, Louisiana, by Shallow Draft Elevating Boats, Inc., seeking to perfect a lien against various wells in the Main Pass 35 project.  These invoices are the responsibility of Poydras.  In the agreement to sell Poydras to St. Francisville, which closed June 1, 2009, St. Francisville agreed to fully indemnify MEI against any claims related to Poydras.  The Company believes that St. Francisville has filed all appropriate responses to the legal action on our behalf and is handling the case as appropriate.  The Company does not believe there is any merit to the claim as it relates to MEI but will continue to monitor the proceedings.

NOTE 8 – STOCKHOLDERS’ EQUITY

On March 3, 2006, Mesa Energy, LLC, merged with Mesa Energy, Inc., a Colorado corporation.  Mesa Energy, Inc. (Colorado) (formerly known as North American Risk Corporation, Inc.) issued 18,151,764 shares in exchange for all of the assets and liabilities of Mesa Energy, LLC.

On March 13, 2006, the combined entity merged with Mesa Energy, Inc., a Nevada corporation (MEI), and MEI issued 1,795,229 shares of common stock on a 1:1 basis to Mesa Energy, Inc. (Colorado).

Neither new entity had any assets, liabilities or operations.  Both of the above transactions were accounted for as recapitalizations of MEI.

During the year ended December 31, 2006, MEI issued 1,256,092 shares of common stock for cash proceeds of $265,400 in a series of transactions.  MEI also issued 30,000 warrants for services with an exercise price of $0.50 and an expiration date of December 15, 2009.  The options and warrants were valued at $19,075 using the Black-Scholes Option Pricing Model.

During the year ended December 31, 2007, MEI issued 830,593 shares of common stock for cash proceeds of $208,200.

Effective January 1, 2008, MEI issued 2,992,049 shares of common stock to entities controlled by David L. Freeman in exchange for a 50% member interest in Poydras.

On January 17, 2008, MEI granted 199,470 warrants to the Sharon Wilensky Revocable Trust, an affiliate of Roky Operating, LLC, as additional consideration in connection with Roky’s acquisition of a 40% working interest in an oil and gas property from MEI.  MEI determined the relative fair value of the warrants under the Black-Scholes valuation model to be $31,071, which was recorded as additional oil and gas properties in the Main Pass 35 Project.  The parameters used in the Black-Scholes valuation model were:  a risk-free interest rate of 2.46%; the current stock price on the date of issuance of $0.50 per common share; the exercise price of the warrants of $0.50 per share of common stock; an expected term of three years; volatility of 98.65% and an expected dividend yield of 0.0%.

On July 31, 2008, MEI filed a Form 1-A and Offering Circular with the SEC with the intent to raise a maximum of $4,925,000.  The initial sale of units (based on sale of the maximum number of units being offered) would generate $475,000 with the balance to come from warrants with a series of expiration dates spread over one year from the date of the initial offering.  This proposed offering was abandoned before it went effective.

On August 1, 2008, MEI sold and issued 9,973 shares of its restricted common stock to a third-party consultant at $0.75 per share for total consideration of $3,750 in connection with his consulting services to MEI related to the proposed Reg A stock offering referenced above.

On August 31, 2009, Mesa Energy Holdings, Acquisition Sub and MEI, entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), which closed on the same date, and pursuant to which Acquisition Sub merged with and into MEI, which became a wholly-owned subsidiary of Mesa Energy Holdings.

Pursuant to the Merger, we ceased to engage in the acquisition and exploration of mining properties and acquired the business of MEI to engage in exploration and production activities in the oil and gas industry, as a publicly-traded company under the name Mesa Energy Holdings, Inc.

At the closing of the Merger, each of the 12,981,115 shares of MEI’s common stock issued and outstanding immediately prior to the closing of the Merger, including 430,000 shares of MEI’s common stock issued upon the closing of the Merger in exchange for outstanding warrants to purchase 430,000 shares of MEI’s common stock, was converted into 1.9286 shares of our Common Stock. As a result, an aggregate of 25,035,700 shares of our Common Stock was issued to the holders of MEI’s common stock. MEI did not have any stock options or other warrants to purchase shares of its capital stock outstanding at the time of the Merger

Upon the closing of the Merger, under the terms of a Split-Off Agreement and a General Release Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, Mesquite Mining Group, Inc., a Delaware corporation (“Split-Off Subsidiary”) formed on August 13, 2009. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Beverly Frederick, a pre-Merger stockholder of Mesquite Mining (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 21,000,000 shares of Common Stock held by that stockholder and (ii) certain representations, covenants and indemnities.

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to the IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”); 70,000 of those shares have been issued to an IR Consultant, and 930,000 have been issued and are being held in escrow pursuant to an IR Shares Escrow Agreement with Gottbetter & Partners, LLP, as escrow agent. The shares issued and held in the escrow account for IR Consultants’ future services are initially valued at $0.25 per share or $232,500.  The Company has recorded the 930,000 shares as prepaid expense as of September 30, 2009.

2009 Equity Incentive Plan

Before the Merger, the Board of Directors of the Company adopted, and the Company’s majority stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of Common Stock to officers, key employees, consultants and directors of the Company and its subsidiaries. No awards have been granted under the 2009 Plan.

Immediately after giving effect to (i) the Stock Split, (ii) the PPO, (iii) the closing of the Merger and (iv) the cancellation of 21,000,000 shares in the Split-Off, there were 40,035,700 issued and 39,105,700 outstanding shares of Common Stock, as follows:

•	The former MEI stockholders held 25,035,700 shares of Common Stock;

•	The stockholders of Mesquite Mining prior to the Merger held 14,000,000 shares of Common Stock;

•	An IR Consultant held 70,000 shares of Common Stock; and

•	930,000 shares of Common Stock have been issued and are being held in escrow for IR Consultants pursuant to an IR Shares Escrow Agreement with Gottbetter & Partners, LLP, as escrow agent.

Additionally,

•	The investors in the PPO held Convertible Notes convertible into 2,000,000 shares of Common Stock, subject to adjustment in certain circumstances as provided therein;

•
MEI’s outstanding convertible promissory note in the principal amount of $250,000 was convertible into an aggregate of 964,300 shares of Common Stock, subject to adjustment in certain circumstances as provided therein; and

•
the 2009 Plan authorized issuance of up to 5,000,000 shares of Common Stock as incentive awards to executive officers, key employees, consultants and directors of the Company and its subsidiaries; no awards have been granted under the 2009 Plan.

No other securities convertible into or exercisable or exchangeable for Common Stock (including options or warrants) are outstanding.

NOTE 9 – SUBSEQUENT EVENTS

On November 6, 2009, the $250,000 convertible promissory note held by Denton Management Company was cancelled and replaced with a $250,000 convertible secured promissory note as part of the PPO. Accordingly, this note is now convertible at $0.25 per share.

On November 6, 2009, $50,000 that had been advanced as a deposit to the seller of the Java Field by Sycamore Resources, Inc., a company owned by our CEO, Randy M. Griffin (“Sycamore”), was reimbursed by the Company to Sycamore.  Also, on November 6, 2009, $18,500 in loans made to the Company by Randy M. Griffin after the Merger was repaid by the Company.

We conducted additional closings of the 2009 Private Placement on October 19, 2009 for $250,000, on November 3, 2009 for $250,000, on November 11, 2009 for $100,000, and on November 13, 2009 for $100,000, for an aggregate principal amount (including the initial closing) of $1,200,000.  We paid a one percent (1%) placement agent fee to a registered broker-dealer in connection with the sale of Convertible Notes in the additional closings.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Background and Recent Developments

This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

As the result of the Merger and the change in business and operations of the Company from engaging in the acquisition and exploration of mining properties to engaging in exploration and production activities in the oil and gas industry, a discussion of the past financial results of Mesquite Mining is not pertinent, and the historical financial results of MEI, the accounting acquirer prior to the Merger, are considered the historical financial results of the Company.

The following discussion highlights the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our unaudited financial statements and related notes and the other financial information included elsewhere in this report.

We were incorporated in the State of Delaware on October 23, 2007.  We were formed to engage in the business of acquisition, exploration and development of natural resource properties (the “Legacy Business”).

By written consent dated June 18, 2009 our Board of Directors (the “Board”) authorized us to declare a fourteen for one (14 for 1) forward stock split (the “Stock Split”) on each share of our Common Stock issued and outstanding at the close of business on July 20, 2009, in the form of a stock dividend. The Stock Split was deemed by the Board to be advisable and in our best interest and in the best interest of our stockholders. The payment date and the effective date for the Stock Split was July 23, 2009.

On June 19, 2009, we amended our Articles of Incorporation (i) to change our name from Mesquite Mining, Inc. to Mesa Energy Holdings, Inc. and (ii) to increase our authorized common stock to 300,000,000 shares, $0.0001 par value per share (the “Common Stock”), and our preferred stock to 10,000,000 shares, $0.0001 par value per share.

On August 31, 2009, we closed the Merger pursuant to which MEI became our wholly owned operating subsidiary.  Concurrent with the Merger closing, we spun-off the Legacy Business.  These transactions are more fully discussed in the Merger Current Report filed on Form 8-K on September 3, 2009.

The Java Field

Also on August 31, 2009, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York.  This acquisition included a 100% working interest in 17 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located north of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.

The current minimal production from the Java Field is being sold to a local manufacturing plant.  Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others are believed to have had very little attention in a number of years.  Beginning in the fourth quarter of 2009, we intend to work over several of the existing wells and set compression in the field which, we expect, should substantially increase existing production levels.

A second phase of development is intended to include an evaluation of a number of the existing wells in order to determine the viability of the re-entry of an existing wellbore for plug-back and “fracing1” of the Marcellus Shale as opposed to the drilling of a new well.  The fracing will be designed by service providers in conjunction with our consulting engineers, and this evaluation will be designed to gather as much information as possible.  Based on our level of success with the work-overs and the specific results of our testing, a third phase of development will be planned to include the drilling of up to 80 Marcellus Shale wells on our existing acreage as well as on additional acreage to be leased for future development.

Cold Creek Prospect

The Coal Creek Prospect is our developmental prospect targeting the Brent Sand, a shallow gas reservoir present in the Arkoma Basin of eastern Oklahoma.  We have approximately 677 gross acres under lease near the town of Muldrow, Oklahoma.  This acreage includes two test wells, the Cook #1 well and the Gipson #1 well, both of which have been completed and tested and recently hooked up to a third party pipeline.  We expect to begin receiving revenues from these two wells during the fourth quarter of 2009.

Going Concern

As indicated in the accompanying consolidated financial statements, we have incurred recurring losses from operations resulting in an accumulated deficit of $3,137,921.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses, MEI sold stock and officers and directors funded MEI through notes payable.  There can be no assurance that we can sell stock or debt or that the officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans; that we cannot create a source of recurring revenues; or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

We are an exploration stage company and have generated minimal revenues from operations to date.

Revenues

We generated minimal revenues of $2,755 for the three month period ended September 30, 2009 while we generated no revenues for the three month period ended September 30, 2008.  This revenue figure represents one month’s revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $394,535 for the three months ended September 30, 2009 as opposed to $156,039 for the three months ended September 30, 2008.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  The increase of $238,496 over the periods was due to an increase of legal and professional fees incurred in connection with the Merger.

1 The term “fracing” refers to hydraulic fracturing of oil or gas wells, in which a slurry of sand and chemicals is injected into the rock formation at high pressure. The fracing fluid weakens and fractures the surrounding rock, making it more permeable and thus easier to pump the oil or gas from the well.

Interest Income and Expense

Interest expense was $25,266 for the three months ended September 30, 2009, as compared to interest expense of $14,327 for the three months ended September 30, 2008, an increase of $10,939. The difference was due to additional debt and the amortization of the deferred financing cost for our 2009 Private Placement (discussed below).  The difference in interest income for the same periods was related to the significant cash associated with MEI’s sale of the Main Pass 35 Project.

Net Loss

Our net loss for the three months ended September 30, 2009 was $417,046.  Net loss for the three months ended September 30, 2008 was $160,859.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Revenues

We generated minimal revenues of $2,755 for the nine month period ended September 30, 2009 while we generated no revenues for the nine month period ended September 30, 2008.  This revenue figure represents one month’s revenue from the existing, producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $1,785,142 for the nine months ended September 30, 2009 as opposed to a net gain of $790,928 for the nine months ended September 30, 2008.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.   The primary difference over the two nine-month periods was due to a gain on the sale of the Main Pass 35 Project in 2008.

Interest Income and Expense

Interest expense was $53,910 for the nine months ended September 30, 2009, as compared to interest expense of $53,953 for the nine months ended September 30, 2008, a decrease of $43. The difference in interest income for the same periods was related to the significant cash associated with the sale of the Main Pass 35 Project.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $1,828,110.  Net income for the nine months ended September 30, 2008 was $756,493.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds of the sale of MEI common stock and working interest in properties we have acquired. Although we have begun to generate minimal revenues from the sale of natural gas from our wells in the Java Field and we expect to begin generating revenues from the sale of natural gas from our Coal Creek Prospect wells in the fourth quarter of 2009, there can be no assurances that we will be successful in reaching this milestone in a timely fashion or that we will be able to generate sufficient liquidity from the sale of our natural gas to fund our operations. If we cannot generate revenues from the sale of our natural gas, our business, results of operations, liquidity and financial condition may suffer materially.

Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. We also recognize that the price of oil and natural gas has decreased significantly during the last several months and that natural gas, unlike oil, has yet to recover. If the price of natural gas remains depressed and the markets remain volatile, we realize that these or other factors could adversely affect our ability to raise additional capital. As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired.

Through November 20, 2009, we have raised $1,200,000 from the sale of our Convertible Notes in our 2009 Private Placement (discussed below).  The proceeds from the initial closing of the 2009 Private Placement allowed us to complete the Merger and acquire the Java Field.  We will apply the proceeds from the remaining closings of the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.  We will require total funding of $1,000,000 to $1,500,000 to provide the capital for the initial phase of development of the Java Field, as well as the general and administrative capital needs of the Company through the first quarter of 2010. The initial phase of development of the Java Field will include an attempt to enhance the existing production in the Java Field as well as testing of the Marcellus Shale, either by re-entering an existing well or by drilling a new well. That effort will begin prior to the end of 2009 subject to the availability of funds. Additional capital of approximately $10,000,000 will be required to fund the second phase of development of the Java Field property, and we plan to raise that capital through additional sales of equity or debt securities in the fourth quarter of 2009 or the first quarter of 2010. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our needs. If we are unable to obtain this financing, we may not be able to proceed with the second phase of development of the Java Field or meet our ongoing operational working capital needs.

As of September 30, 2009, we had a working capital deficit of $845,428 as compared to a working capital deficit of $1,220,655 as of December 31, 2008. The reduction in working capital deficit was primarily attributable to our sale of Poydras Energy, LLC (“Poudras”) and the reduction in accounts payable associated therewith. Our current assets decreased by $134,646 for the period ended September 30, 2009, as compared to the period ended December 31, 2008. This decrease in current assets was also attributable to the sale of Poydras as well as a reduction of cash balances during the period.

As of September 30, 2009, the outstanding balance of principal and accrued interest on debt was $1,377,448 a net increase of $600,200 from the outstanding balance of $777,247 as of December 31, 2008. This net increase was primarily due to accrued interest as well as additional loans from our CEO to fund ongoing operations and the $500,000 that we received upon the initial closing of the 2009 Private Placement.

Cash and Accounts Receivable

At September 30, 2009, we had cash and cash equivalents in the bank of $103,894, as opposed to $311,947 at December 31, 2008.  Cash decreased by $208,053 to $103,894 at September 30, 2009 compared to December 31, 2008 primarily due to expenditures for the Main Pass Project prior to it disposition and normal general and administrative expenses of the Company.

Liabilities

Accounts payable and accrued expenses increased by $175,492 to $620,847 at September 30, 2009, from $445,355 at December 31, 2008. The increase was attributable to the additional legal and professional fees associated with the Merger.

The outstanding balance of $250,000 in convertible debt did not change in the nine months ended September 30, 2009. Notes payable to related parties increased $55,000 from $451,400 on December 31, 2008 to $506,400 on September 30, 2009 as a result of loans from our CEO.

Cash Flows

For the nine months ended September 30, 2009, the net cash used by operating activities of $49,657 reflected working capital requirements to fund operating, general and administrative activities and our completion of the Merger.  The net cash used by operating activities was $355,011 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, net cash used by investing activities was $572,089 compared to net cash provided by investing activities of $1,579,777 for the same period in 2008. The principal investing activity in the first nine months of 2009 related to the payment of $532,089 of oil and gas development costs in the first nine months of 2009 while principal investing activity in the first nine months of 2008 related to proceeds of $2,450,000 from the sale of a working interest in the Main Pass 35 Project.

For the nine months ended September 30, 2009, net cash provided by financing activities was $413,693, compared to net cash used by financing activities of $241,500 for the nine months ended September 30, 2008, primarily as a result principal payments made on debt from related parties for 2008, compared to proceeds received from issuance of debt for the nine months ended September 30, 2009 to fund ongoing operations.

Subsequent Events

On November 6, 2009, we repaid Sycamore Resources, Inc., a company owned by our CEO, Randy M. Griffin (“Sycamore”), $50,000 that Sycamore had advanced as a deposit to the seller of the Java Field.  Also, on November 6, 2009, we repaid $18,500 to Mr. Griffin against loans made to the Company by Mr. Griffin after the Merger.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Except for the matter described below, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. Although there can be no assurance as to the ultimate outcome, we have denied liability in the case pending against us, and we intend to defend vigorously such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the action against us not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Shallow Draft Elevating Boats, Inc. vs. Poydras Energy, LLC, Poydras Energy Partners, LLC, Mesa Energy, Inc. and David Freeman: In connection with its previous ownership of Poydras Energy, LLC, MEI has been named in a legal action by a Poydras vendor regarding approximately $114,000 in unpaid invoices.  The case was filed on June 22, 2009, in the 25th Judicial District Court of Plaquemines Parish, Louisiana, by Shallow Draft Elevating Boats, Inc., seeking to perfect a lien against various wells in the Main Pass 35 project.  These invoices are the responsibility of Poydras Energy, LLC.  In the agreement to sell Poydras to St. Francisville Oil & Gas, LLC, which closed June 1, 2009, St. Francisville agreed to fully indemnify MEI by against any claims related to Poydras Energy, LLC.  We believe that St. Francisville has filed all appropriate responses to the legal action on our behalf and is handling the case as appropriate.  We do not believe there is any merit to the claim as it relates to MEI but will continue to monitor the situation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2009, we conducted an initial closing of our a private placement (the “2009 Private Placement”) of $500,000 aggregate principal amount of 10% Secured Convertible Promissory Notes (the “Convertible Notes”), at a purchase price of 100%, which, at the option of the holder, are convertible into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided in the Convertible Notes.  We did not pay a placement agent fee in connection with this initial closing.

We conducted additional closings (the “Additional Closings”) of the 2009 Private Placement on October 19, 2009, for $250,000, on November 4, 2009, for $250,000, on November 11, 2009, for $100,000, and on November 13, 2009, for $100,000, for an aggregate gross amount (including the initial closing) of $1,200,000.  We paid a one percent (1%) placement agent fee to a registered broker-dealer in connection with the sale of the Convertible Notes in the Additional Closings.

On November 6, 2009, a private investor holding MEI’s 12% convertible note in the principal amount of $250,000 exchanged that note for $250,000 principal amount of the Convertible Notes under the terms of the 2009 Private Placement.  No placement agent fees were paid in connection with this exchange.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc.
2.2*	Articles of Merger
3.3*	Restated Bylaws of the Registrant
10.1*	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick
10.2*	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick
10.3*	Form of Lock-Up Agreement between Mesa Energy Holdings, Inc. and the officers, directors and employees party thereto
10.4*	Form of No Short Selling Agreement between Mesa Energy Holdings, Inc. and the officers, directors and stockholders party thereto
10.5*	IR Shares Escrow Agreement, dated as of August 31, 2009, between Mesa Energy Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent
10.6*	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto
10.7*	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc.
10.8*	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto
10.9*	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC
10.10*	Escrow Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., the investors party thereto and Grushko & Mittman, P.C.
10.11*	Agreement for Purchase of Oil, Gas and Mineral Leases, dated September 17, 2004, between Wentworth Operating Company to Mesa Energy, LLC
10.12*	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Cherokee Financial Corporation
10.13*	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Sycamore Resources, Inc. (f/k/a Falcon Petroleum, Inc.)
10.14*	Convertible Promissory Note, dated September 29, 2006, issued by Mesa Energy, Inc. to Denton Management Company LLC
10.15*	Amendment to Convertible Promissory Note, dated August 19, 2009, between Mesa Energy, Inc. to Denton Management Company LLC
10.16*	Promissory Note, dated February 27, 2007, issued by Mesa Energy, Inc. to Randy Griffin
10.17*	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc.
10.18*	Amendment to Coal Creek Prospect purchase agreement, dated March 31, 2009, between Mesa Energy, Inc. and Wentworth Operating Company

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*    Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 3, 2009.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2009	MESA ENERGY HOLDINGS, INC.

	By:		/s/ Randy M. Griffin
		Name:	Randy M .Griffin
		Title:	Chief Executive Officer

By:		/s/ Ray L. Unruh
	Name:	Ray L. Unruh
	Title:	Acting Chief Financial Officer