Form 10-K
period 2009-12-31
Mesa Energy Holdings, Inc.
filed 2010-04-15
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:  333-149338

Mesa Energy Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0506246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5220 Spring Valley Road, Suite 525, Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (972) 490-9595

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter,  14,070,000 shares of its common stock, par value $0.0001 per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The aggregate market value of such shares was approximately $25,125, based on the price at which the registrant’s common stock was last sold at such time (i.e. approximately $0.0017857 per share on April 5, 2008).  For purposes of making this calculation, shares beneficially owned at such time by each executive officer and director of the registrant and by each beneficial owner of greater than 10% of the voting stock of the registrant have been excluded because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2010, there were 40,574,611 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995.  The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. These statements are likely to address our growth strategy, financial results and exploration and development programs, among other things.

Forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors described in the “Risk Factors” section and elsewhere in this Annual Report.  All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Mesa,” “we,” “our” and “us,” for periods prior to the closing of our reverse merger on August 31, 2009, refer to Mesa Energy, Inc., a private Nevada corporation that is now our wholly owned subsidiary, and such references for periods subsequent to the closing of our reverse merger on August 31, 2009, refer to Mesa Energy Holdings, Inc., a publicly traded Delaware corporation formerly known as Mesquite Mining, Inc., together with its subsidiaries, including Mesa Energy, Inc.

PART I

ITEM 1.             BUSINESS

For definitions of certain oil and gas industry terms used in this Annual Report on Form 10-K, please see the Glossary beginning on page 24.

Overview of Our Business

We are an exploration stage company engaged primarily in the acquisition, development, and rehabilitation of oil and gas properties.

Our business plan is to build a strong, balanced and diversified portfolio of oil and gas reserves and production revenue through the development of highly diversified, multi-well developmental and defined-risk exploratory drilling opportunities and the acquisition of solid, long-term existing production with enhancement potential.

We are constantly evaluating opportunities in the United States’ most productive basins, and we currently have interests in two oil and gas projects:

•	Java Field, a natural gas development project in Wyoming County in western New York; and

•	Coal Creek Prospect, a natural gas developmental prospect in the Arkoma Basin of eastern Oklahoma.

Our operations have generated minimal revenues to date, with the first such revenues occurring in the third quarter of fiscal 2009.

Our principal executive offices are located at 5220 Spring Valley Road, Suite 525, Dallas, Texas 75254.  Our telephone number is (972) 490-9595.  Our website address is www.mesaenergy.us.

Recent Developments

As part of the execution of our business strategy discussed above, we have recently taken the following steps:

•
We raised aggregate gross proceeds of $1,945,000 from the sale of 10% secured convertible notes in several closings of a private placement offering (the “2009 Private Placement”) from August 31, 2009 through January 25, 2010;

•
On November 6, 2009, we issued an additional $250,000 principal amount of convertible promissory notes under the terms of the 2009 Private Placement to an investor in exchange for our previously outstanding 12% convertible note in the principal amount of $250,000;

•	In the first quarter of 2010, James J. Cerna, Jr., Fred B. Zaziski and Kenneth T. Hern joined our Board of Directors, resulting in a majority of the Board being independent;

•	We have formed an Advisory Board chaired by the former Governor of New York State, George E. Pataki, to provide subject matter expertise and strategic guidance to management;

•	We have initiated our efforts to increase production from the existing wells in the Java Field and have begun the testing of the Marcellus Shale in two of the existing well bores.

•
Our two completed wells in the Coal Creek Prospect, the Cook #1 and Gipson #1, have been successfully connected to an Arkansas Oklahoma Gas Company (AOG) sales line, and initial production and sales have begun from these wells.

History

Mesa Energy, Inc. (“MEI”) is a company whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 to engage in the oil and gas industry.  MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Energy Operating, LLC, a Texas limited liability company (“Mesa Operating”). Mesa Operating is a qualified operator in the states of Texas, Oklahoma, and Wyoming.  Mesa Energy, Inc. is a qualified operator in the State of New York.  Prior to our reverse merger, all of our historic field operations had been conducted by Mesa Operating.  However, to avoid duplication of expense, we decided that Mesa Energy, Inc. should be the operator of the Java Field and related properties in New York.  Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and landmen as required in connection with future drilling and future production operations.

MEI was originally incorporated as North American Risk Management Incorporated on January 24, 2001, in the State of Colorado.  It was organized to engage in the business of providing insurance to independent and fleet truck operators as an affiliate and was in the process of acquiring a truck fleet of some 125 vehicles.  However, operations ceased after approximately six months.

On March 3, 2006, MEI was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, whose activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator, as well as the acquisition of the Frenchy Springs and Coal Creek acreage positions (described below).  Subsequently, MEI reincorporated in the State of Nevada by merging with and into Mesa Energy, Inc., a Nevada corporation, on March 13, 2006.

In July 2008, MEI filed with the SEC a Form 1-A and an Offering Circular in connection with a proposed “small issue” offering of its common stock, with the intent of raising up to $5,000,000 in investment capital.  However, the effort was abandoned in early 2009 due to a significant drop in oil and gas prices and the upheaval in the capital markets that began in late 2008.

On August 31, 2009, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of Mesa Energy Holdings, Inc. merged with and into MEI, and MEI, as the surviving corporation, became a wholly owned subsidiary of Mesa Energy Holdings, Inc.

Immediately following the closing of the reverse merger, under the terms of a Split-Off Agreement and a General Release Agreement, we transferred all of our pre-merger operating assets and liabilities to a wholly owned subsidiary of ours.  Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of such subsidiary to Beverly Frederick, our pre-reverse merger majority stockholder, in exchange for (i) the surrender and cancellation of all 21,000,000 shares of our common stock held by that stockholder and (ii) certain representations, covenants and indemnities.

After the reverse merger and the split-off, Mesa Energy Holdings, Inc. succeeded to the business of MEI as its sole line of business, and all of Mesa Energy Holdings, Inc.’s then-current officers and directors resigned and were replaced by MEI’s officers and directors.

The reverse merger was accounted for as a reverse acquisition and recapitalization of MEI for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in Mesa Energy Holdings, Inc.’s financial statements for periods prior to the reverse merger are those of MEI and have been recorded at the historical cost basis of MEI, and Mesa Energy Holdings, Inc.’s consolidated financial statements for periods after completion of the reverse merger include both Mesa Energy Holdings, Inc.’s and MEI’s assets and liabilities, the historical operations of MEI prior to the reverse merger and Mesa Energy Holdings, Inc.’s operations from and after the closing date of the reverse merger.

General Philosophy

Our business plan is to build a strong, balanced and diversified portfolio of oil and gas reserves and production revenue through the development of highly diversified, multi-well developmental and defined-risk exploratory drilling opportunities and the acquisition of solid, long-term existing production with enhancement potential.  We believe this approach may enable us to achieve steady reserve growth, strong earnings, and significant capital appreciation.

With the exception of the Coal Creek Project, as discussed below, we intend to operate, or directly control the operation of, through our wholly-owned subsidiaries or their designees, all properties that we own or acquire.  In our opinion, the lack of control resulting from leaving operational control in the hands of third parties substantially increases the risks associated with oil and gas drilling, development and production.

We believe that a successful oil and gas development program should include:

•	Diversification – variety of location, depth, supporting data, oil vs. gas;

•	Volume – ownership of and/or participation in a large number of wells; and

•	Potential – the possibility of multiple payback of the initial investment.

We plan for our portfolio to ultimately consist of a balanced and diversified mix of multiple asset components that will include existing production plus developmental and defined-risk exploratory drilling opportunities with special emphasis on the three keys to success as outlined above.  The developmental drilling program, we believe, should provide a relatively low risk method of achieving stable, repeatable growth in revenue and reserves.  The existing production acquisition component in our business plan should provide a strong revenue base resulting in long-term stability.  The exploratory drilling component, although higher risk than the other two components, provides an opportunity for significant growth due to higher rates of return on capital (in the form of multiple payback of the initial investment).  We generally look for exploratory projects with multiple well potential and an estimated payback of at least four times the amount of capital invested.

Various Federal and state regulations regarding the discharge of materials into the environment are applicable to our operations.  We maintain strict compliance with these regulations and endeavor to do all we can to make certain that the environment is protected in and around our operations.  The cost of environmental control facilities and efforts is included as a line item in the budget of each operation as appropriate.  We anticipate no extraordinary capital expenditures for environmental control facilities related to any of our existing operations for the current fiscal year.

Employees

As of April 12, 2010, we had two full-time employees and three part-time employees, including our executive officers, as well as two consultants working on a consistent basis.  We believe the relationship we have with our employees is good.  Later in 2010, we anticipate the need for additional accounting and technical personnel and, although demand for quality staff is high in the oil and gas industry, we believe we will be able to fill these positions in a timely manner.

Financial Statements and “Going Concern” Opinion

The auditor’s report accompanying our audited financial statements for the years ended December 31, 2009 and 2008, included in this Annual Report, contained an explanation that our financial statements were prepared assuming that we will continue as a going concern.  The report cites the generation of recurring losses from operations and a working capital deficit.  Our ability to continue operating as a going concern will depend on our ability to derive sufficient funds from sales of equity and/or debt securities and/or additional loans from officers or our creation of a source of recurring revenue, to generate operating capital in excess of our required cash expenditures and, thereafter, to generate sufficient funds to allow us to effectuate our business plan.  We cannot provide any assurance that we will have sufficient sales or that sufficient financing will be available to us on terms or at times that we may require.  Failure in any of these efforts may materially and adversely affect our ability to continue our operations.

Oil and Gas Industry Overview

Exploration and production (“E&P”) companies explore for and develop oil and natural gas reserves in various basins around the world. The capital spending budgets of domestic E&P companies have grown in recent years as tight supply conditions and strong global demand have spurred companies to expand their operations. According to various industry publications, drilling and completion spending grew by an estimated 29% from 2002 to 2008. Following a 22% projected decline in spending from 2008 to 2009, drilling and completion spending is again projected to grow at a compound annual growth rate of approximately 5% from 2009 to 2014. Much of this growth is expected to come from a need to compensate for accelerating depletion rates in existing domestic oil and natural gas reservoirs, improved E&P technologies and an increase in demand for natural gas, especially from power generation.

Due to the unprecedented level of exploration expenditures in recent years, U.S. and Canadian rig counts increased dramatically between 2002 and 2008.  According to a report prepared by Spears & Associates, Inc., following an approximately 14% and 7% projected decline in U.S. and Canadian rig counts respectively from 2008 to 2009, U.S. and Canadian rig counts are again expected to increase at a compound annual growth rate of approximately 3% and 1%, respectively, between 2009 and 2014. Furthermore, more technically sophisticated drilling methods such as horizontal drilling coupled with higher oil and natural gas prices relative to long term averages, are making E&P in previously underdeveloped areas like Appalachia and the Rockies more economically feasible. As part of this trend, there has been growing commercial interest in several shale deposit areas in the U.S., including the Bakken, Barnett, Fayetteville, Haynesville and Marcellus shales.

The Shale Gas Business

Natural gas production from hydrocarbon rich shale formations, known as “shale gas,” is one of the most rapidly expanding trends in onshore domestic oil and gas exploration and production today. In some areas, this has included bringing drilling and production to regions of the country that have seen little or no activity in the past. Natural gas plays a key role in meeting U.S. energy demands. Natural gas, coal and oil supply about 85% of the nation’s energy, with natural gas supplying about 22% of the total. The percent contribution of natural gas to the U.S. energy supply is expected to remain fairly constant for the next 20 years. The United States has abundant natural gas resources. The Energy Information Administration estimates that the U.S. has more than 1,744 trillion cubic feet (tcf) of technically recoverable natural gas, including 211 tcf of proved reserves (the discovered, economically recoverable fraction of the original gas-in-place). Technically recoverable unconventional gas (shale gas, tight sands, and coalbed methane) accounts for 60% of the onshore recoverable resource.

Although forecasts vary in their outlook for future demand for natural gas, they all have one thing in common: natural gas will continue to play a significant role in the U.S. energy picture for some time to come. The lower 48 states have a wide distribution of highly organic shales containing vast resources of natural gas. Already, the Barnett Shale play in Texas produces 6% of all natural gas produced in the lower 48 States.

Three factors have come together in recent years to make shale gas production economically viable: (1) advances in horizontal drilling, (2) advances in hydraulic fracturing, and (3) rapid increases in natural gas prices in the last several years as a result of significant supply and demand pressures. Analysts have estimated that by 2011 most new reserves growth (50% to 60%, or approximately 3 bcf/day) will come from unconventional shale gas reservoirs. The total recoverable gas resources in four new shale gas plays (the Haynesville, Fayetteville, Marcellus, and Woodford) may be over 550 tcf. This potential for production in the known onshore shale basins, coupled with other unconventional gas plays, is predicted to contribute significantly to the U.S.’s domestic energy outlook.

Shale gas is natural gas produced from shale formations that typically function as both the reservoir and source for the natural gas.  Gas shales are organic-rich shale formations that were previously regarded only as source rocks and seals for gas accumulating in the stratigraphically-associated sandstone and carbonate reservoirs of traditional onshore gas development. Shale is a sedimentary rock that is predominantly comprised of consolidated clay-sized particles. Shales are deposited as mud in low-energy depositional environments such as tidal flats and deep water basins where the fine-grained clay particles fall out of suspension in these quiet waters. The clay grains tend to lie flat as the sediments accumulate and subsequently become compacted as a result of additional sediment deposition. This results in mud with thin laminar bedding that lithifies (solidifies) into thinly layered shale rock. The very fine sheet-like clay mineral grains and laminated layers of sediment result in a rock that has limited horizontal permeability and extremely limited vertical permeability.  This low permeability means that gas trapped in shale cannot move easily within the rock except over geologic expanses of time (millions of years).

Shale gas is stored both as free gas in fractures and as absorbed gas on kerogen and clay surfaces within the shale matrix.

Oil and Natural Gas Leases

General.

The typical oil and natural gas lease agreement provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well(s) drilled on the leased premises. This amount will typically range from 1/8th (12.5%) resulting in a 87.5% net revenue interest to us to 3/16th (18.75%) resulting in an 81.25% net revenue interest to us, for most leases directly acquired by us.

Because the acquisition of leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are often held by other oil and natural gas companies. In order to gain the right to drill these leases, we may elect to farm-in leases and/or purchase leases from other oil and natural gas companies. Many times the assignor of such leases and/or lease brokers or finders will reserve an overriding royalty interest (an “ORRI”) which may further reduce the net revenue interest available to us to between 75% and 80%.

Oil and natural gas leases generally have a primary term of three to five years but provide that if wells on the property are producing or drilling is underway, the lease continues and is said to be “held by production” (HBP) for as long as the production continues.

Participations.

On rare occasions, the mineral owner may elect to joint venture with us and participate for his royalty interest in the drilling unit. In this event, our working interest ownership would be reduced by the amount retained by the third party. In all other instances, we anticipate owning a 100% working interest in newly drilled wells.

Commodity Price Environment

Generally, the demand for and the price of natural gas increases during the colder winter months and decreases during the warmer summer months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We do not currently plan to hedge any of our production.

During the first half of 2008, the prices received industry-wide for domestic production of oil and natural gas increased significantly, which resulted in increased demand for the equipment and services required to drill, complete and operate wells. As a result of this increased demand for oil field services, shortages developed from 2007 into 2008, leading to an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells through the first half of 2008.  West Texas Intermediate (“WTI”) crude prices, the standard oil benchmark for the western hemisphere, tumbled from over one hundred forty dollars ($140) per barrel in mid 2008 to less than forty dollars ($40) per barrel in early 2009, before rebounding somewhat to approximately seventy-nine dollars ($79) at year end 2009.  During the same period, the next-month contract price for natural gas price on NYMEX fell from a high of over $13 per thousand cubic feet (mcf) to below $3/mcf before rebounding somewhat to around $5.50/mcf at year end 2009.

The following two charts are indicative of oil and natural gas prices in the United States in recent years:

Price of Crude Oil and Natural Gas

Daily Spot Prices of West Texas Intermediate (WTI) Crude Oil from March 16, 2000 to March 16, 2010, US$ per Barrel –  source: U.S. Energy Information Administration.

Daily Next-Month Contract Price for Natural Gas on NYMEX from March 16, 2000 to March 16, 2010, US$ per thousand cubic feet – source: U.S. Energy Information Administration.

Java Field Natural Gas Development Project – Wyoming County, New York

Overview

On August 31, 2009, we acquired the Java Field, a natural gas development project in Wyoming County in western New York.  The acquisition includes a 100% working interest in 19 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located east of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.  The following map shows the location of the Java Field.

History

The wells in the Java Field were originally drilled in the 1970s through the Devonian Shales to the Medina Sandstone at around 3,000 feet in depth.  The primary intent at that time was to access natural gas production to be used locally to heat homes, businesses and farms.  Many of these wells had strong gas shows in the Devonian Shale, but the prevailing attitude of the day was that the shales were not economically viable.  The Barnett Shale of north central Texas was viewed the same way for decades until Mitchell Energy Company decided in the mid 1990’s to try a new frac technology on one of the wells they had drilled through the shale.  Since then, thousands of wells have been drilled in the Barnett Shale, and it has become one of the largest natural gas fields in the United States.  It is our belief that a similar situation may exist in the northern Appalachian basin, and specifically in the area of the Java Field.

Area Overview

The Java Field is at the northern end of the Marcellus Shale trend which spans approximately 600 miles extending from West Virginia to western New York.  In April 2009, the United States Department of Energy estimated the Marcellus to contain 262 trillion cubic feet of recoverable gas.  Most of the existing activity is farther south in Pennsylvania and West Virginia.  Companies such as Range Resources, Chesapeake Energy and Atlas Resources hold significant Marcellus acreage positions in Pennsylvania and West Virginia.  They have spent the last few years leasing acreage and refining their drilling and fracturing techniques and, according to various industry publications and company news releases, have recently experienced significant increases in initial production rates from their Marcellus Shale wells.  The Marcellus Shale is deeper in that area, generally being found at 6,000 to 7,000 feet.  However, the shallower, more northern portion of the play in northern Pennsylvania and western New York has not yet been extensively explored.  The northern portion of the play is not as deep (resulting in lower drilling costs) and is close to large domestic markets with extensive pipeline infrastructure already in place.

Marcellus Shale in the Appalachian Basin

Geologic Analysis

Currently, the principal producing zone of the Java Field is the Medina Sandstone.  The Medina Sandstone is a blanket, gas-producing sand at approximately 3,000 feet that is widely produced in the area.  We believe the Medina has significant potential for expansion using modern fracturing and/or horizontal technology.

In addition, there have recently been new wells drilled to the Theresa Sandstone at approximately 6,000 feet to the southwest of the Java Field, and we believe that the Theresa fairway may extend southwest to northeast across the southern portion of the Java Field acreage.

Uphole from the Medina is the Hamilton Group.  Although the primary target is the Marcellus Shale, which is the deepest member of the Hamilton Group, there are at least three shale members above the Marcellus, each of which, we believe, has significant production potential.

Reserve Information

This presentation of proved reserve quantities provides estimates only and should be read in connection with Note 11 to our consolidated financial statements – “Supplemental Information on Oil and Gas Exploration, Development and Production Activities (Unaudited).”  These estimates are consistent with current knowledge of the characteristics and production history of the reserves.  We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The reserve estimates set forth below were prepared by Chadwick Energy Consulting, Inc. (Chadwick), using reserve definitions and pricing requirements prescribed by the SEC.  Chadwick is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.  Chadwick’s report was conducted under the direction of Jeffrey A. Chadwick, President of Chadwick.  At the time of the report, Chadwick and its employees had no interest in the Company, and were objective in determining the results of the Company’s reserves.  Chadwick used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves.  The Company does not operate any of its oil and gas properties.

We had total estimated proved developed reserves of 66,821mcf, and no estimated proved undeveloped reserves, of natural gas at December 31, 2009.

Project Potential

Operators in Pennsylvania and West Virginia have had success drilling and completing the Marcellus Shale using techniques similar to those used in the Barnett Shale.  Although we would not expect the reserves and initial production rates in the Java Field to be as favorable as the wells being drilled in Pennsylvania and West Virginia, the drilling and completion costs in our area should be significantly lower due to the shallower depths, which, we believe, will result in economics that rival the deeper wells.

We believe we can potentially drill and complete up to 80 vertical Marcellus Shale wells on the project acreage at an estimated per well cost of less than $500,000 with very little risk of dry holes.  We do not have the capital, however, to begin drilling these wells at this time and we will need to raise capital through the sale of our debt or equity to obtain the needed development funds.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

Many of the wells drilled in the Marcellus Shale in Pennsylvania and West Virginia are horizontal, and, at some point, we will probably drill a horizontal well to test the concept in this field.  We believe that a horizontal well at this depth could be drilled and completed for $1.0 million to $1.2 million and that it could reasonably be expected to produce at much higher rates than the vertical wells.  However, because Marcellus Shale wells have not yet been drilled on the property, formal proved reserve reports relating to the Java Field are not yet possible and there can be no assurance that our expectations will prove out.

The current production on the Java Field is being sold to a local manufacturing plant.  However, higher levels of production generated as a result of field expansion and development would be sold, we expect, not only to the manufacturing plant but also into a public intrastate transportation line located approximately 12 miles north of the Java Field.  Our Java Field pipeline system has an existing tap into that line, which leads directly to the New York City area.  Natural gas pricing in the area historically has averaged above posted NYMEX pricing and has occasionally been significantly above NYMEX pricing in peak winter months.

We believe the shale in the Java Field and surrounding area could provide an excellent opportunity to achieve significant daily production rates at a relatively low cost.  In addition, the project offers the opportunity to drill a large number of wells in this “blanket” formation, resulting, we believe, in the potential to book significant reserves and develop a long term, repeatable drilling program.

Economic Factors

The Java Field and the associated pipeline systems were acquired from the seller in a cash transaction on August 31, 2009.  In addition to landowner royalties, a number of the leases carry additional burdens in the form of ORRI’s.  As a result, the average NRI of the leases prior to closing was approximately 81%.  As a part of the overall consideration to the seller, the purchase and sale agreement provided that the seller retain a 1% ORRI on each lease.

We paid an initial cash finder’s fee for the Java Field of $50,000 to a finder, with the balance of the finder’s fee to be paid at a rate of $5,000 per month for 12 months.  In addition, the agreement with the finder provides that he receive a 2% ORRI on the existing leases.

As a result of the above, the overall average NRI to us going forward will be approximately 78%.

Based on our internal estimates, we believe that the finding cost of natural gas to be produced from the Marcellus and associated shales in the Java Field will be approximately $1/mcf.

Plans for Development

Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others have had very little attention in a number of years.  In the fourth quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and set compression in the field which, we expect, should substantially increase existing production levels.

The first phase of development of the Marcellus Shale was also initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets.  The frac for both wells has been designed and we are awaiting permits in order to proceed.  Based on the results of these planned re-completions and our ongoing testing, a second phase of development may be planned to include the drilling of up to 80 Marcellus Shale wells on our existing acreage as well as on additional acreage to be leased for future development.

Coal Creek Prospect – Sequoyah County, Oklahoma

The Coal Creek Prospect is a developmental prospect targeting the Brent Sand, a shallow gas reservoir present in the Arkoma Basin of eastern Oklahoma.  We have approximately 677 gross acres under lease near the town of Muldrow, Oklahoma. The following map shows the location of the Coal Creek Prospect.

On December 26, 2007, we closed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein we sold Wentworth our pipeline right-of-way and agreed to grant Wentworth an undivided 70% interest in all the leases following completion by Wentworth of construction of a natural gas gathering system and approximately three miles of pipeline to connect the Cook #1 and future wells to an Arkansas Oklahoma Gas Company (AOG) pipeline to the south.  In addition, Wentworth agreed to fund, drill, and complete the Gipson #1, a direct offset to the Cook #1 and a twin to the Eglinger #1 well.

The Eglinger #1 was drilled in 1944 in search of oil and encountered gas in two Brent Sand zones between 1,200 and 1,300 feet.  It tested 1.5 million cubic feet per day from these intervals.  Due to the lack of pipeline access and low gas prices, this well was not completed and was later plugged.   Because the Eglinger #1 was drilled so long ago, the decision was made to drill the Gipson #1 in close proximity as a twin rather than to attempt to re-enter the old well bore.  The Gipson #1 was recently drilled to a total depth of approximately 3,000 feet to test not only the Brent Sand but also the Hunton Sand, a gas-bearing sand widely produced in this area.  The well tested over one million cubic feet per day of gas.  The pipeline referenced above was completed, the two wells were connected and initial production began in the third quarter of 2009.

As a result of amendments to the farm-out agreement with Wentworth, we now own 35% of the working interest in the Cook #1 and 25% of the working interest in the Gipson #1, with Wentworth and other industry partners owning the balance.  We believe there are multiple offset drilling locations and expect those locations to be drilled in 2010 as part of the overall development plan for the Coal Creek prospect.

Although our general philosophy is to operate all of our properties, we have a long-standing relationship with Wentworth and are comfortable with that company as the operator of this property.  Wentworth has a similar property that is only a few miles away and, as a result of this arrangement, both projects will be able to share a pipeline tap and processing facilities resulting in a significant cost savings to us.  We believe other operational efficiencies will also result from this arrangement.

Economic Factors

The Coal Creek leases have various landowner royalties ranging from 12.5% to 18.75%.  The acquisition of the Coal Creek leases provides for a 78% NRI to be delivered to us, with the difference between the landowner royalty and 22% to be retained by Wentworth.  In addition, a 1% ORRI is to be delivered to Cold Water Creek Exploration, LLC, a finder.  As a result, the net NRI to us on all Coal Creek leases, both the original leases and any new leases taken in the area, is 77%.

Prior Activities

In the last three years, we have drilled one exploratory well, the Frenchy Springs 23-22, and one developmental well, the Gipson #1 described above.  In November 2008, we commenced operations to plug and abandon the Frenchy Springs well as discussed below.

Main Pass 35 Project – Plaquemines Parish, Louisiana; IP #1 Re-completion - Hancock County, Mississippi

In January, 2008, we acquired Poydras Energy, LLC, a New Orleans-based Louisiana operating company, along with the Main Pass 35 Project.  The Project was producing approximately 150 barrels of oil per day prior to being shut down in advance of Hurricane Katrina.  The wells were undamaged but there was extensive damage to the processing facility.  We commenced rehabilitation of the processing facility in April 2008.

In October 2008 we commenced the re-completion of the IP #1 well in the Ansley Field in Hancock County, Mississippi.  Initial testing indicated fluid entry of approximately 350 barrels per day with an oil cut of 10% to 12%.  Several potential completion scenarios were subsequently evaluated.    At the end of 2008, Mesa sold 25% of the working interest in the well to its executive officers and a third party in order to raise cash to assist in the payment of the cost of completion of the well and expected to retain 75% of the working interest in the well.

As a result of multiple factors including delays during the summer of 2008 associated with Hurricane Gustav and Hurricane Ike, high construction costs and lack of availability of equipment and personnel after the hurricanes and the subsequent collapse of oil prices, Poydras Energy, LLC, experienced severe cash flow constraints and had difficulty in meeting short-term cash commitments, particularly with its vendors. As a result, we reached an agreement with the prior owners of Poydras Energy, LLC, wherein as of June 1, 2009, we transferred our ownership interest in Poydras for no cash consideration to the prior owners in exchange for the assumption of all liabilities and a release of any responsibility for the liabilities and contractual obligations of Poydras. We also agreed to assign the lease for the IP #1 well.  As a result, we are no longer involved in the Main Pass 35 Project or the IP #1 well.

Frenchy Springs Prospect – Johnson County, Wyoming

An initial test well, the Mesa Energy #23-22, was drilled by Mesa Energy Operating, LLC, in August 2006, to a total vertical depth of 4,026 feet.  The deepest zone, the second Wall Creek, showed good potential for both oil and gas, and an effort to complete the well took place in early January 2007.  However, we were unable to establish production in the second Wall Creek or in one of the up-hole zones.  Due to weather issues and environmental restrictions (no surface disturbing activities between February 1 and July 31 of each year), we deferred further attempts to complete the well until a later date.  Additional geological and engineering testing took place in May 2008.  As a result of those tests and additional data gathered in November 2008, we elected to plug the well and abandon the associated lease, which has since expired.  Mesa Energy, Inc. owned a 50% working interest in the well.

Planned Acquisitions and Drilling

Acquisition and Testing of Low-Risk Drilling Prospects with Significant Expansion Potential:

In keeping with our philosophy of balance and diversification, we are currently evaluating a number of oil and gas drilling prospects with existing production as well as significant expansion potential. The types of properties we are interested in are shallow drilling prospects in shale (both oil and gas), tight gas or coal bed methane reservoirs with significant acreage positions and the potential to drill hundreds of wells and book extensive reserves.  We believe that these types of reservoirs are relatively low-risk, because they have hydrocarbons in place, and we expect the likelihood of dry holes to be relatively small.

Our short-term strategy called for the acquisition and early stage testing of one of these prospects in 2009 with a large-scale developmental drilling program to get underway in 2010. In implementing this strategy, we recently acquired the Java Field as described above. This property has existing production with enhancement potential as well as large-scale development potential in the Marcellus Shale.

In keeping with our philosophy, we intend to acquire and develop multiple properties of this type, encompassing both oil and natural gas drilling and production.  As an exploration stage public company seeking to rapidly accumulate reserves and build significant shareholder equity, we believe that this kind of large-scale, low-risk, developmental drilling may result in stable, long term growth in revenue, reserve base and shareholder value.

Producing Properties

In keeping with our long-term business plan, we are constantly evaluating producing oil and gas properties generating significant monthly net revenue with re-completion and offset developmental drilling potential.  Acquisitions of this type could accelerate our growth, add proved developed reserves to our asset base and provide a strong foundation for future growth.

There can be no assurance, however, that any acquisitions of the types described above will be consummated or, if consummated, will prove productive or profitable.

Governmental Regulation

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring state (and sometimes local) permits for the drilling of wells; maintaining bonding or escrow requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.  Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties.  In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties.  In addition, state conservation laws typically establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the transportation of production.  The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry.  We plan to develop internal procedures and policies to ensure that operations are conducted in full and substantial environmental regulatory compliance.

Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both.  Moreover, changes in any of these laws and regulations could have a material adverse effect on our business.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have an effect no more restrictive on our operations than on other similar companies in the energy industry.  We do not anticipate any material capital expenditures to comply with federal and state requirements.

Environmental Regulation

Our operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment.  Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination.  These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault.  Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas.  In addition, state laws often require some form of remedial action, such as reclamation of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.”  This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels.  These various initiatives could have a similar adverse impact on our operating costs.

The regulatory burden of environmental laws and regulations increases the cost and risk of doing business and consequently affects profitability.  The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment.  These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed, or arranged for the transport or disposal, of the hazardous substances found at the site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment.  Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.”  At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA.  Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.”  This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation.  During the normal course of our operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past.  The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We have established guidelines and management systems to ensure compliance with environmental laws, rules and regulations.  The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations.  We believe that with respect to the Properties, we are in substantial compliance with applicable environmental laws, rules and regulations.  We do not currently maintain any insurance against the risks described above, and there is no assurance that we will be able to obtain insurance that is adequate to cover all such costs or that insurance will be available at premium levels that justify purchase.  The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.  Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position.  We do believe, however, that the operators are in substantial compliance with current applicable environmental laws and regulations.  Nevertheless, changes in environmental laws have the potential to adversely affect our operations.  At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Competition

The oil and gas industry is intensely competitive with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves.  Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise and our financial resources.  We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do.  Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity.  We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time.  With the recent decline in crude oil and natural gas prices, access to drilling equipment is currently more available.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Plan of Operation for the Remainder of 2010

Two wells in our Coal Creek project have been completed and are currently producing.  In addition, fifteen of the wells included in the acquisition of the Java Field are currently producing at a low rate (the Reisdorf Unit #1 and the Ludwig #1 have been plugged back in preparation for testing the Marcellus Shale).  See “Item 1. Business—Java Field Natural Gas Development Project – Wyoming County, New York—Economics.”

In addition to our planned development program for the Java Field, and contingent upon our ability to raise additional capital, we may engage in additional expenditures over the next 12 months for the acquisition of new land and drilling rights, the drilling and/or re-completion of additional wells on owned or acquired acreage as well as the acquisition of existing production.  However, we are not yet ready to move forward on any additional projects and would require additional financing in order to proceed with any such project.

If the testing of the Marcellus Shale in the Java Field is successful, then we anticipate the drilling of up to 8 developmental wells in 2010 at an aggregate cost of approximately $4,000,000 and we will likely hire additional administrative and/or field personnel in the second or third quarter of 2010 to support that effort.

There can be no assurance, however, that financing the development of the Java Field or for one or more future projects will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our needs. If we are unable to obtain the financing necessary to support these expenditures, we may not be able to proceed with our plan of operation.

Legacy Business Formation and Split-Off

The registrant was incorporated in the State of Delaware, as “Mesquite Mining, Inc.,” on October 23, 2007 to engage in the acquisition and exploration of mining properties (the “Legacy Business”).  In mid 2009, the registrant’s Board of Directors decided to redirect the registrant’s efforts towards identifying and pursuing a new business plan and direction.  Amid discussions with Mesa Energy, Inc. regarding a potential business combination, on June 19, 2009, the registrant changed its name to Mesa Energy Holdings, Inc.

On August 31, 2009, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of Mesa Energy Holdings, Inc. merged with and into Mesa Energy, Inc., and Mesa Energy, Inc., as the surviving corporation, became a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “reverse merger”).

Immediately following the closing of the reverse merger, under the terms of a Split-Off Agreement, we transferred all of our pre-merger operating assets and liabilities to our wholly owned subsidiary, Mesquite Mining Group, Inc. (“Split-Off Subsidiary”), a Delaware corporation formed on August 13, 2009.  Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Beverly Frederick, our pre-reverse merger majority stockholder and sole executive officer and director, in exchange for the surrender and cancellation of all 21,000,000 shares of our common stock held by that stockholder.

As of August 31, 2009, Ms. Frederick is no longer a stockholder, executive officer or director of the registrant.

In conjunction with the Split-Off Agreement and effective as of August 31, 2009, we entered into a General Release Agreement with Split-Off Subsidiary and Ms. Frederick, whereby Split-Off Subsidiary and Ms. Frederick pledged not to sue us from any and all claims, actions, obligations, liabilities and the like, incurred by Split-Off Subsidiary or Ms. Frederick arising from any fact, event, transaction, action or omission that occurred or failed to occur on or prior to August 31, 2009 and related to the Legacy Business.

GLOSSARY OF OIL AND GAS TERMS

The following are the meanings of some of the oil and gas industry terms that may be used in this prospectus.

2-D seismic:  (two-dimensional seismic data) Geophysical data that depicts the subsurface strata in two dimensions. A vertical section of seismic data consisting of numerous adjacent traces acquired sequentially.

3-D seismic: A set of numerous closely-spaced seismic lines that provide a high spatially sampled measure of subsurface reflectivity. Events are placed in their proper vertical and horizontal positions, providing more accurate subsurface maps than can be constructed on the basis of more widely spaced 2D seismic lines. In particular, 3D seismic data provide detailed information about fault distribution and subsurface structures.

Annular injection: Injection of water, gas or other substances down the well-bore between the production casing and tubing for purposes of water disposal or pressure maintenance.

Arkoma Basin: A structural feature located in southern Oklahoma and western Arkansas consisting of Middle Cambrian to Late Mississippian age carbonate, shale, and sandstone sediments.

Barnett Shale: A geological formation consisting of sedimentary rocks of Mississippian age (354–323 million years ago) in north central Texas.

Basin: A depression of the earth's surface into which sediments are deposited, usually characterized by sediment accumulation over a long interval; a broad area of the earth beneath which layers of rock are inclined, usually from the sides toward the center.

BCF: Billion cubic feet; BCFD: Billion cubic feet per day

Block:  Subdivision of an area for the purpose of licensing to a company or companies for exploration/production rights.

BOPD:  Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 US gallons.

Brent Sand: A sandstone member of the Pennsylvanian age Atoka Group, a sequence of marine, silty sandstones and shales generally located in eastern Oklahoma and western Arkansas.

Cash call: Request for pro-rata funding of drilling operations per approved budgets.

Completion:  The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Compression: Each gas well has natural wellhead pressure from the formation which varies from each other well.  In order to make the wells flow into a common gas transmission line at the rate of their individual ability to produce, the pressure from each well needs to exceed the flowing pressure in the gas transmission line.  To accomplish this, a mechanical engine compresses the gas from each well into a higher amount of pressure than the pressure in the transmission line so the well can produce its gas into the gas transmission line.  This is commonly called adding “compression”.

Crude oil: A general term for unrefined petroleum or liquid petroleum.

Defined-risk: Projects defined by multiple evaluation techniques in order to estimate more reasonably the potential for success.  These techniques may include 2-D or 3-D seismic, geo-chemistry, subsurface geology, surface mapping, data from surrounding wells, and/or satellite imagery.

Developmental drilling: Drilling that occurs after the initial discovery of hydrocarbons in a reservoir.

Devonian Shale: Shale formed from organic mud deposited during the Devonian Period (416–359 million years ago).

Dry hole:  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

E&P:  Exploration and production.

Exploration:  The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well.  Appraisal, development and production phases follow successful exploration.

Exploratory well:  A well drilled to find and produce oil and gas reserves that is not a development well.

Fairway:  A term used in the industry to describe an area believed to contain the most productive mineral acreage in a play.

Farm-out: An agreement whereby the owner of a lease (farmor) agrees to assign part or all of a leasehold interest to a third party (farmee) in return for drilling of a well or wells and/or the performance of other required activities.  The farmee is said to “farm-in.”

Field:  An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Finding cost: The total cost to drill, complete and hook up a well divided by the mcf or barrels of proved reserves.

Formation:  An identifiable layer of rocks named after the geographical location of its first discovery and dominant rock type.

Fracturing:  Hydraulic fracturing is a method used to create fractures that extend from a borehole into rock formations, which are typically maintained by a proppant, a material such as grains of sand, ceramic beads or other material which prevent the fractures from closing. The method is informally called fracking or hydro-fracking.  The technique of hydraulic fracturing is used to increase or restore the rate at which fluids, such as oil, gas or water, can be produced from the desired formation. By creating fractures, the reservoir surface area exposed to the borehole is increased.

Gas show:  While drilling a well through different rock formations, gas may appear in the drilling mud which is circulating through the drill pipe, which indicates the presence of gas in the formation being drilled; drillers call this a “gas show”.

Hamilton Group:  A bedrock unit in New York, Pennsylvania, Maryland and West Virginia; the oldest strata of the Devonian gas shale sequence. In the interior lowlands of New York, the Hamilton Group contains the Marcellus, Skaneateles, Ludlowville, and Moscow Formations, in ascending order, with the Tully Limestone above.

Horizontal well:  a well in which the borehole is deviated from vertical at least 80 degrees so that the borehole penetrates a productive formation in a manner parallel to the formation.  A single horizontal lateral can effectively drain a reservoir and eliminate the need for several vertical boreholes.

Hunton Sand:  A Devonian-Silurian age group of interbedded limestone members primarily found in eastern Oklahoma.  The Hunton typically produces a significant volume of water with initial production with increasing volumes of gas and decreasing volumes of water as production matures.

Hydrocarbon:  A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane [CH4], but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

Lead:  a possible prospect.

Marcellus Shale:  The lowest unit of the Devonian age Hamilton Group; a unit of marine sedimentary rock found in eastern North America. Named for a distinctive outcrop near the village of Marcellus, New York, it extends throughout much of the Appalachian Basin. The shale contains largely untapped natural gas reserves, and its proximity to the high-demand markets along the East Coast of the United States makes it an attractive target for energy development.

MCF:  Thousand cubic feet; MCFD:  Thousand cubic feet per day

MMCF:  Million cubic feet; MMCFD:  Million cubic feet per day

Medina Sandstone:  The Lower Silurian age Medina Group sandstones comprise the dominant tight gas sandstone play in western and southwestern New York.  Depths vary from 1,800 feet in the west central part of the state to 4,500 feet in the western part of the state.

Net revenue interest (NRI):  The portion of oil and gas production revenue remaining after the deduction of royalty and overriding royalty interests.

NYMEX:  The New York Mercantile Exchange, the world's largest physical commodity futures exchange, located in New York City.

Offset well:  A well drilled in the vicinity of other wells to access the extent and characteristics of the reservoir and, in some cases, to drain hydrocarbons from an adjoining tract.

Operator:  The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

Overriding royalty interest (ORRI):  an interest carved out of the lessee’s working interest that entitles its owner to a fraction of production free of any production or operating expense, but not free of production or severance tax levied on the production.  An overriding interest’s duration derives from the lease in which it was created.

Participation interest:  The proportion of exploration and production costs each party will bear and the proportion of production each party will receive, as set out in an operating agreement.

Play:  A group of oil or gas fields or prospects in the same region that are controlled by the same set of geological circumstances.

Production:  The phase that occurs after successful exploration and development and during which hydrocarbons are drained from an oil or gas field.

Prospect:  A specific geographic area, which based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Recompletion:  After the initial completion of a well, the action and technique of re-entering the well and repairing the original completion or completing the well in a different formation to restore the well’s productivity.

Reservoir:  A subsurface, porous, permeable rock formation in which oil and gas are found.

Royalty interest: An ownership interest in the portion of oil, gas and/or minerals produced from a well that is retained by the lessor upon execution of a lease or to one who has acquired possession of the royalty rights, based on a percentage of the gross production from the property free and clear of all costs except taxes.

Seismic:  Pertaining to waves of elastic energy, such as that transmitted by P-waves and S-waves, in the frequency range of approximately 1 to 100 Hz. Seismic energy is studied by scientists to interpret the composition, fluid content, extent and geometry of rocks in the subsurface. "Seismic," used as an adjective, is preferable to "seismics," although "seismic" is used commonly as a noun.

Shale:  A fine-grained sedimentary rock composed of flakes of clay minerals and tiny fragments of other minerals, especially quartz and calcite. Shale is characterized by thin laminate, or parallel layering or bedding less than one centimeter in thickness.

Shut in:  Not currently producing

Spud, to:  To commence drilling operations.

Sunk costs:  Costs that cannot be recovered once they have been incurred.

TCF:  Trillion cubic feet

Theresa Sandstone:  An Upper Cambrian age sandstone underlying most of western New York at depths ranging from 3,000 feet to 13,000 feet.  Theresa wells are typically drilled to depths ranging from 5,000 feet to 7,000 feet.

Twin well:  A well drilled on the same location as another well or closely offsetting it.

Wall Creek:  A sandstone member of the Frontier Group of Cretaceous age rock composed of medium to fine grained gray sands, generally about 200 feet thick and found at approximately 4,000 feet in central Wyoming.

Water cut:  A term used in production testing to specify the ratio of water produced compared to the volume of total liquids (water and oil) produced.

West Texas Intermediate (“WTI”):  Light, sweet crude oil with high API gravity and low sulfur content used as the benchmark for U.S. crude oil refining and trading.  WTI is deliverable at Cushing, Oklahoma to fill NYMEX futures contracts for light, sweet crude oil.

Working interest:  The interest in oil or gas that includes the responsibility for all drilling, developing and operating costs.

Workover:  The performance of one or more of a variety of remedial operations on a producing well to try to increase or restore production.

ITEM 1A.	RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company and have minimal current revenues.  Our business plan depends on our ability to explore for and develop oil and gas reserves and place any such reserves into production.  Because we have a limited operating history, it is difficult to predict our future performance.

Although our predecessor entity was formed in April 2003, we have been and continue to be an exploration stage company.  Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us.  Moreover, our limited historical financial results may not accurately predict our future performance.  Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.  As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

Until the third fiscal quarter of 2009, we had no revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on raising sufficient capital to develop our existing properties and acquire new properties and the execution of a successful drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

Investment in exploration projects increases the risks inherent in our oil and gas activities and our drilling operations may not be successful.

While we intend a develop a portfolio consisting of a balanced and diversified mix of existing production, developmental, and exploration drilling opportunities, to the extent that we invest in exploration, there are much greater risks than in acquisitions and developmental drilling.  Any particular success in exploration does not assure that we will discover meaningful levels of reserves.  There can be no assurance that future exploration and drilling activities will be successful.  We cannot be sure that an overall drilling success rate or production operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. We may not recover all or any portion of the capital investment in our wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. Additionally, there are significant uncertainties as to the future costs and timing of drilling, completing, and producing wells.  Our drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment or materials.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2003.  As of December 31, 2009, we had an accumulated deficit of $5,164,062.  We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of exploration and acquisition of oil and gas properties and limited revenue from the sale of our products.  We began sales of our first product in September 2009, and we may never realize sufficient revenues from the sale of our products or be profitable.

Our independent registered public accountants expressed substantial doubt about our ability to continue as a going concern in their audit report related to our financial statements for the year ended December 31, 2009.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. Our financial statements accompanying this Form 10-K have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so.  Our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Based on our current cash flow projections, we will need to raise additional funds in order to maintain our operations.  However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms.  If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

Because we may not operate all of our properties, we could have limited influence over their development.

Although we intend to operate or otherwise directly control the operation of all our properties, there may be certain situations, including with respect to our Coal Creek prospect in Sequoyah County, Oklahoma, wherein we elect to allow others to operate.  In that event, we would have limited influence over the operations of those properties.  Our lack of control could result in the following:

•	the operator may initiate exploration or development on a faster or slower pace than we prefer;

•
the operator may propose to drill more wells or build more facilities on a project than we have budgeted for or that we deem appropriate, which may mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs; and if an operator refuses to initiate a project, we may be unable to pursue a project.

Either of these events could materially reduce the value of our properties.

Competitive industry conditions may negatively affect our ability to conduct operations.

We intend to operate in the highly competitive areas of oil and gas exploration, development, and production.  We compete with other oil and gas companies for the purchase of leases, most of which companies have materially greater economic resources than we.  These leases include exploration prospects as well as properties with proved reserves.  Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain the personnel to properly evaluate seismic, geological and other information relating to a property;

•	our ability to obtain pipe, drilling rigs and associated equipment and field personnel in a timely manner and at competitive prices;

•	the location of, and our access to, pipelines and other facilities used to produce and transport oil and gas production;

•	the standards we establish for the minimum projected return on an investment or our capital; and

•	the availability of alternative fuel sources.

Our competitors include major integrated oil companies, independent energy companies, affiliates of major interstate and intrastate pipelines, and national and local gas gatherers, many of which possess greater financial, technological, and other resources than we do.

Our decision to drill a prospect, whether developmental or exploratory, is subject to a number of factors and we may decide to alter our drilling schedule or not drill at all.

We describe our current prospects and our plans to explore these prospects in this Current Report.  A prospect is a property on which we have identified what we believe, based on available geological information, to be indications of hydrocarbons.  Our prospects are in various stages of evaluation, ranging from a prospect which has already been drilled to a prospect which will require substantial additional testing, data processing and interpretation.  Whether we ultimately drill or continue to drill a prospect may depend on multiple factors, including, but not limited to, the following:

•	acquisition and utilization of various evaluation technologies;

•	material changes in oil or gas prices;

•	the costs and availability of drilling rigs and equipment;

•	the success or failure of wells drilled in comparable formations or which would use the same production facilities;

•	availability and cost of capital;

•	our ability to attract other industry partners to acquire a portion of the working interest to reduce exposure to costs and drilling risks; and

•	decisions of our joint working interest owners.

We will continue to gather data about our prospects, and it is possible that additional information may cause us to alter our drilling schedule or determine that a prospect should not be pursued at all.  You should understand that our plans regarding our prospects are subject to change.

Weather, unexpected subsurface conditions, and other unforeseen hazards may adversely impact our ability to conduct business.

There are many operating hazards in exploring for and producing oil and gas, including:

•	our drilling operations may encounter unexpected formations, pressures, lost circulation and/or other unforeseen conditions which could cause damage to equipment, personal injury or equipment failure;

•	we may experience power outages, labor disruptions, fire, equipment failures which could curtail or stop drilling or production; and

•	we could experience blowouts, sour gas leakages or other damages to the productive formations that may require a well to be re-drilled or other corrective action to be taken.

In addition, any of the foregoing may result in environmental damages for which we could be liable.  We cannot assure you that we will be able to maintain adequate insurance at rates we consider reasonable to cover our possible losses from operating hazards.  The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and results of operations.

We have no experience in drilling wells to the Marcellus Shale and less information regarding reserves and decline rates in the Marcellus Shale than in other areas of our operations.

We have no experience in drilling development wells to the Marcellus Shale. As of the date hereof, we own 19 existing wells that are completed in the Medina Sand on our Java Field properties.  We plan to work over several of these wells and drill new wells to the Marcellus Shale on this property. Thus, we have much less information with respect to the ultimate recoverable reserves and the production decline rate in the Marcellus Shale than we have in our other areas of operation. To the extent that we decide to re-enter and recomplete our existing wells, the wells will be susceptible to mechanical problems such as casing collapse and lost equipment in the wellbore. In addition, the fracturing of the Marcellus Shale will be more extensive and complicated than fracturing the geological formations in our other areas and will require greater volumes of water than conventional gas wells.  The management of water and the treatment of produced water from Marcellus Shale wells may be more costly than the management of produced water from other geologic formations.  These Marcellus Shale wells may also require horizontal drilling which would further increase our development costs.

We do not own all of the land on which our pipelines are located or on which we may seek to locate pipelines in the future, which could disrupt our operations and growth.

We do not own the land on which Java Field pipelines have been constructed, but we do have right-of-way and easement agreements from landowners, some of which may require annual payments to maintain the agreements and most of which have a perpetual term. New pipeline infrastructure construction may subject us to more onerous terms or to increased costs if the design of a pipeline requires redirecting. Such costs could have a material adverse effect on our business, results of operations and financial condition.

In addition, the construction of additions to the Java Field pipeline may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to expand the Java Field pipeline or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way. If the cost of obtaining new rights-of-way increases, then our cash flows and results of operation could be adversely affected.

A shortage of drilling rigs and other equipment and geophysical service crews could hamper our ability to exploit any oil and gas resources we may acquire.

Because of the increased oil and gas exploration activities in the United States, competition for available drilling rigs and related services and equipment has increased significantly and these rigs and related items have become substantially more expensive and harder to obtain.  If we do acquire properties and related rights to drill wells, we may not be able to procure the necessary drill rigs and related services and equipment, or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this, and our business could suffer.

Drilling wells could result in liabilities, which could endanger our interests in our prospective properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our future revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We will obtain insurance with respect to these hazards as appropriate to our activities, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.]

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have established a cash escrow account with the State of New York for these potential costs in the Java Field.  We may establish similar accounts for other properties in which we have a participation interest.  If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the escrow account or the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Our ability to sell natural gas and/or receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

If drilling in the Marcellus Shale continues to be successful, the amount of natural gas being produced by us and others could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this area. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for the Marcellus Shale area may not be undertaken for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our gas from our properties to interstate pipelines. In such event, we might have to shut in one or more of our wells awaiting a pipeline connection or capacity and/or sell natural gas production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

Our operations are subject to numerous federal, state and local laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

•	require that we acquire permits before commencing drilling;

•	restrict the substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on protected areas such as wetland or wilderness areas; and

•	require remedial measures to mitigate pollution from former operations, such as dismantling abandoned production facilities.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We maintain limited insurance coverage for sudden and accidental environmental damages.  We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost.  Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost.  Accordingly, we may be subject to liability or we may be required to cease production (subsequent to any commencement) from properties in the event of environmental damages.

Factors beyond our control affect our ability to market production and our financial results.

The ability to market oil and gas produced from our wells depends upon numerous factors beyond our control.  These factors include:

•	the extent of domestic production and imports of oil and gas;

•	the proximity of the gas production to gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	the effects of inclement weather;

•	state and federal regulation of oil and gas marketing; and

•	federal regulation of gas sold or transported in interstate commerce.

Additionally, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Also, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially adversely affect our financial performance.

Because of these factors, we may be unable to market all of the oil or gas that we might produce.  In addition, we may be unable to obtain favorable prices of the oil and gas that we might produce.

The market for oil and gas is highly competitive, and we face competition from many established domestic and foreign companies.  We may not be able to compete effectively with these companies.

The markets in which we operate are highly competitive.  We compete against numerous well-established national and foreign companies in every aspect of the oil and gas production industry.  We may not be able to compete effectively with these competitors, and customers may not buy any or all of the oil and gas that we expect to produce.  Some of our competitors have longer operating histories, and significantly greater recognition in the market and financial and other resources, than we.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

We will require additional funds to drill wells on our properties. We anticipate that we will require up to approximately $10,000,000 to adequately fund our projected operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will likely be required to effectively support the operations and to otherwise implement our overall business strategy. We have raised some capital to date, including through the sale of the Debentures (discussed below), but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.  An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations.  If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Because we are small and do not have much capital, we may have to limit our exploration and developmental drilling activity which may result in a loss of your investment.

Because we are a small, exploration stage company and do not have much capital, we must limit our drilling activity. As such, we may not be able to complete a drilling program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you may lose any investment you make in our shares.

If we are unable to continue to retain the services of Messrs. Randy M. Griffin, Ray L. Unruh and David L. Freeman or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue operations.

Success depends to a significant extent upon the continued services of Mr. Randy M. Griffin, the Chief Executive Officer, Ray L. Unruh, the President and David L. Freeman, the Executive Vice President of Oil & Gas Operations. Loss of the services of Messrs. Griffin, Unruh or Freeman could have a material adverse effect on growth, revenues, and prospective business. We plan to obtain, however, key-man insurance covering Messrs. Griffin, Unruh and Freeman. We cannot assure you, however, that this insurance will be available at a reasonable cost or at all.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find and attract new employees and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our directors and executive officers control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of April 12, 2010, our directors and executive officers beneficially owned 51.0% of our outstanding common stock in the aggregate.  Our directors and executive officers, in their capacities as stockholders, may have significant influence over our policies and affairs, including the election of directors.  Should they act as a group, they will have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders.  Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders.

We may have difficulty managing growth in our business.

Because of the relatively small size of our business, growth in accordance with our long-term business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we increase our activities and the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Many properties that are explored are not ultimately developed into producing oil and/or gas wells.  As it relates to the Marcellus Shale, our properties are in the exploration stage and we have only preliminary third party engineering reports relating to an indication of the potential for proven, undeveloped reserves on such properties.  Our existing wells are producing minimal volumes of natural gas and we may not establish any new commercial discoveries on any of the properties.

Production initiatives may not prove successful.

The primary target for production of natural gas in our Java Field property is the Marcellus Shale. The amount of natural gas that can be commercially produced from any shale gas reservoir depends upon the rock and shale formation quality, the original free gas content of the shales, the thickness of the shales, the reservoir pressure, the rate at which gas is released from the shales, the existence of any natural fractures through which the gas can flow to the well bore and the success of the hydraulic fracturing of the formation.

There is no guarantee that the potential drilling locations we now have or may acquire in the future will ever produce commercial volumes of natural gas, which could have a material adverse effect upon our results of operations.

Prospects that we decide to drill may not yield natural gas in commercially viable quantities.

Although we commenced operations in preparation for recompletion of two wells in the Java Field, those activities are not yet complete.  The use of seismic data, historical drilling logs, offsetting well information and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to recompletion and testing of these wells whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we will be dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas production. Both the performance of transportation services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation services at competitive rates could hinder processing and marketing operations and/or affect our sales margins.

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

Current volatile market conditions and significant fluctuation in energy prices may continue indefinitely and could negatively affect our business prospects and viability.

Commodities and capital markets have been under great stress and volatility during the past 18 months in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result, crude oil prices have tumbled from over one hundred forty dollars ($140) per barrel in mid 2008 to less than forty dollars ($40) per barrel in early 2009, causing companies to re-think existing strategies and new business ventures. We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices and significantly more restrictive credit market conditions.  Our ability to enter into exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital to continue operations.

The ongoing worldwide financial and credit upheaval may continue indefinitely.  Because of reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on our ability to explore and develop the natural gas resources on our existing leasehold properties and the completion the acquisition of one or more additional leasehold properties for which, most likely, we will need additional capital, we may not be able to complete such development and acquisition projects or develop or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Being a public company has increased our expenses and administrative workload.

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC.  Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses. Among other things, we must:

•
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.

In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on an audit committee which we expect to establish.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we plan to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will rely on technology, including geologic and seismic analysis techniques and economic models, to develop reserve estimates and to guide our planned exploration and development and production activities. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR SECURITIES

Our common stock is thinly traded, and a more active market may never develop.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system.  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

Upon consummating the reverse merger, we became a reporting company under U.S. securities laws, and we are be obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933, the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time.  Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

State Blue Sky registration:  potential limitations on resale of the shares.

The holders of the shares of our common stock and persons who desire to purchase the shares in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.  It is the intention of our management to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manuals exemption.”  This manuals exemption permits a security to be sold by shareholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state.  The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc.  Many states expressly recognize these manuals.  A smaller number of states declare that they recognize securities manuals, but do not specify the recognized manuals.  Among others, the following states do not have any provisions and, therefore, do not expressly recognize the manuals exemption:  Alabama, California, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our  Board of Directors.  As of April 12, 2010, there were 40,574,611 shares of our common stock and no shares of our preferred stock outstanding.  There are 4,952,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan and 100,000 shares issuable pursuant to the terms of Consulting Agreements.  These numbers do not include shares of our common stock issuable upon the exercise of outstanding options and conversion of outstanding convertible promissory notes.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.  We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.

Without any stockholder vote or action, our board of directors may designate and approve for issuance shares of our preferred stock.  The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of the Company or the removal of our management more difficult.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting.  In addition, beginning with our Form 10-K for the fiscal year ending December 31, 2010, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective.  Furthermore, even if management were to reach such a conclusion, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

As of December 31, 2009, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal year ended December 31, 2009, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) our lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we had not developed and effectively communicated to our employees our accounting policies and procedures, resulting in inconsistent application of such policies and procedures in our financial statements in 2009; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

Any significant deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and any applicable listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock and cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, Mesa Energy, Inc. and Mesa Energy Operating, LLC.  Accordingly, we anticipate that all of our operations will be conducted, directly or indirectly, by Mesa Energy, Inc. (and any additional subsidiaries we may form or acquire).  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future.  Therefore, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay our obligations as they become due or, although we do not anticipate paying any dividends in the foreseeable future, pay future dividends on, or make any distributions with respect to, our common or other stock.  Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiaries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Java Field, Wyoming County, New York

In August 2009 we acquired mineral leases, surface agreements, wells and well related equipment, pipelines, rights of way, and other related facilities in the Java Field from Hydrocarbon Generation, Inc.  The acquisition includes a 100% working interest in 19 leases covering approximately 3,235 mineral acres with 19 existing wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located north of the field.  We obtained a title report covering these interests prior to the Merger.  See “Item 1. Business—Java Field Natural Gas Development Project – Wyoming County, New York,” above, for more information.

Coal Creek Prospect, Sequoyah County, Oklahoma

We have interests in 8 oil and gas leases covering approximately 677 gross acres in the Coal Creek Prospect. We acquired the interests from Wentworth Operating Company (“Wentworth”) in September 2004. In that transaction, we acquired all of Wentworth’s working interest in each of the leases.  At that time, we obtained a title opinion covering the interests, and we obtained an additional title report prior to the reverse merger.  We and Wentworth entered into a farm-out agreement in December 2007, pursuant to which Wentworth re-acquired an undivided 70% interest in the leases which we had originally acquired from Wentworth, as described in more detail above.  See “Item 1. Business—Coal Creek Prospect – Sequoyah County, Oklahoma,” above, for more information.

Description of Corporate Offices

Our corporate offices are currently located in Spring Valley Center, a six-story office complex at 5220 Spring Valley Road, Dallas, Texas 75254.  The current lease for our office space (Suite 525) expired September 30, 2008 and we are currently occupying the premises on a month-to-month arrangement.  The existing office space covers 1,492 square feet with a monthly rent of $2,293.  Due to the increase in staffing that will likely be required for accounting and technical support of our operations; we anticipate the need for more office space in the near future, possibly in the second or third quarter of 2010.  Our management believes that there is ample space to accommodate such growth in the existing building complex or in a number of surrounding commercial office buildings.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm business.

Except for the matter described below, other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

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

Shallow Draft Elevating Boats, Inc. vs. Poydras Energy, LLC, Poydras Energy Partners, LLC, Mesa Energy, Inc. and David Freeman: In connection with its previous ownership of Poydras Energy, LLC, MEI has been named in a legal action by a Poydras vendor regarding approximately $114,000 in unpaid invoices.  The case was filed on June 22, 2009, in the 25th Judicial District Court of Plaquemines Parish, Louisiana, by Shallow Draft Elevating Boats, Inc., seeking to perfect a lien against various wells in the Main Pass 35 project.  These invoices are the responsibility of Poydras Energy, LLC.  In the agreement to sell Poydras to St. Francisville Oil & Gas, LLC, which closed June 1, 2009, St. Francisville agreed to fully indemnify MEI against any claims related to Poydras Energy, LLC.  We believe that St. Francisville has filed all appropriate responses to the legal action on our behalf and is handling the case as appropriate.  We do not believe there is any merit to the claim as it relates to MEI but will continue to monitor the situation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of April 12, 2010, there were 40,574,611 shares of our common stock issued and outstanding (including 841,100 shares of common stock that have been issued and are being held in escrow for disbursement to investor relations consultants, pursuant to an IR Shares Escrow Agreement between us and Gottbetter & Partners, LLP, as escrow agent), 8,808,290 shares of common stock issuable upon conversion of principal and accrued but unpaid interest amounts of outstanding convertible promissory notes, 100,000 shares issuable pursuant to the terms of Consulting Agreements and 4,952,000 shares reserved for issuance pursuant to grants of awards under our 2009 Equity Incentive Plan.  On that date, there were approximately 115 holders of record of our outstanding common stock.  As of that date, there are no shares of our common stock outstanding or issuable upon conversion or exercise of outstanding securities that could be sold under Rule 144.

We granted registration rights to the investors purchasing convertible promissory notes in our private placement offering thereof.  We are required to prepare and file with the SEC a registration statement on Form S-1 covering the resale and distribution of no less than 125% of the shares of common stock issuable upon conversion of the convertible promissory notes (the “Registrable Shares”).  We were required to file such registration statement with the SEC by February 27, 2010 and use our best efforts to have such the registration statement declared effective by the SEC by May 28, 2010.  If we are unable to comply with these deadlines, then we will be required to pay as partial liquidated damages to the investors a cash sum equal to 1% of the principal amount of convertible promissory notes and the purchase price of Registrable Shares issued upon conversion of convertible promissory notes, in each case that are affected by such default, for each full thirty (30) days during which such default continues.  We have not filed the required registration statement and are seeking waivers of the liquidated damages provisions from the holders of our convertible promissory notes.  As of April 12, 2010, we have obtained such waivers from the purchasers of all but $75,000 principal amount of such notes.

We also granted a demand registration right to the investors purchasing convertible promissory notes in our private placement offering.  On one occasion, commencing February 28, 2010, but not later than August 31, 2011, upon the request of holders of more than 50% of the shares issued and issuable upon conversion of outstanding convertible promissory notes, we must prepare and file a registration statement registering the Registrable Shares with the SEC.  If we are unable to file such registration statement within 60 days after such request and have such registration statement declared effective by the SEC within 120 days after such request, then we will be required to pay the same liquidated damages as described above.

The shares of common stock issued or issuable upon conversion of the convertible promissory notes also have the benefit of “piggyback” registration rights for such shares of common stock with respect to registration statements we may file for our own account or for the account of other security holders or both, with certain exceptions.

We have no outstanding shares of preferred stock.

From May 30, 2008 through August 4, 2009, our common stock was quoted on the OTCBB under the trading symbol “MSQT.OB,” and commencing August 5, 2009, our trading symbol has been “MSEH.OB.”  Prior to December 14, 2009, no shares of our common stock were traded on the OTCBB.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system).  The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock.  As a result of these rules, investors may find it difficult to sell their shares.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our common stock is thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ended December 31, 2009:
Fourth Quarter (beginning December 14, 2009)	$1.48	$0.40

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  Also, the terms of the convertible promissory notes restrict our ability to pay dividends.  We intend to retain future earnings to fund ongoing operations and future capital requirements.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our 2009 Equity Incentive Plan on August 20, 2009 and the plan was approved by the holders of a majority of our outstanding shares of common stock on August 21, 2009.  The 2009 Equity Incentive Plan allows for awards of up to an aggregate of 5,000,000 shares of our common stock, subject to adjustment under certain circumstances.  If an incentive award granted under the 2009 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Equity Incentive Plan.  As of April 12, 2010, we have outstanding option awards under the 2009 Equity Incentive Plan exercisable for an aggregate of 1,048,000 shares of our common stock, and our Board has granted awards of restricted stock with respect to an aggregate of 48,000 shares. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	n/a	5,000,000
Equity compensation plans not approved by security holders (2)	—	n/a	—
Total	—	n/a	5,000,000

(1)	Represents our 2009 Equity Incentive Plan.

(2)
Does not include 1,000,000 shares of common stock which we were required to issue pursuant to the IR Shares Escrow Agreement between us and Gottbetter & Partners, LLP, as escrow agent, 150,000 of which had been disbursed to an investor relations firm pursuant to such agreement prior to our 2009 fiscal year end.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview and Going Concern

North American Risk Management Incorporated was incorporated on January 24, 2001 in the State of Colorado to engage in the business of providing insurance to independent and fleet truck operators.  However, it had no significant operations, and because its business operations did not commence in a timely manner, operations ceased after approximately six months.  On February 13, 2006, North American Risk Management Incorporated changed its name to “Mesa Energy, Inc.”  Then, on March 3, 2006, Mesa Energy, Inc. was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, whose activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator, as well as the acquisition of the Frenchy Springs and Coal Creek acreage positions (described above, under “Item 1. Business”).  On March 13, 2006, Mesa Energy, Inc. formed a wholly owned subsidiary in the state of Nevada, also named “Mesa Energy, Inc.,” and merged with and into it in order to change its domicile to Nevada.

Mesquite Mining, Inc. was incorporated in the State of Delaware on October 23, 2007 to engage in the acquisition and exploration of mining properties.  On June 19, 2009, Mesquite Mining, Inc. amended its Certificate of Incorporation (i) to change its name from Mesquite Mining, Inc. to Mesa Energy Holdings, Inc. and (ii) to increase its authorized common stock to 300,000,000 shares, and its preferred stock to 10,000,000 shares.

On August 31, 2009, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of Mesa Energy Holdings, Inc. merged with and into Mesa Energy, Inc., and Mesa Energy, Inc., as the surviving corporation, became a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “reverse merger”).

Immediately following the closing of the reverse merger, under the terms of a Split-Off Agreement and a General Release Agreement, we transferred all of our pre-merger operating assets and liabilities to our wholly owned subsidiary, Mesquite Mining Group, Inc. (“Split-Off Subsidiary”), a Delaware corporation formed on August 13, 2009.  Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Beverly Frederick, our pre-reverse merger majority stockholder, in exchange for (i) the surrender and cancellation of all 21,000,000 shares of our common stock held by that stockholder and (ii) certain representations, covenants and indemnities.

After the reverse merger and the split-off, Mesa Energy Holdings, Inc. succeeded to the business of Mesa Energy, Inc. as its sole line of business, and all of Mesa Energy Holdings, Inc.’s then-current officers and directors resigned and were replaced by Mesa Energy, Inc.’s officers and directors.

The reverse merger was accounted for as a reverse acquisition and recapitalization of Mesa Energy, Inc. for financial accounting purposes.  Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements for periods prior to the reverse merger are those of Mesa Energy, Inc. and have been recorded at the historical cost basis of Mesa Energy, Inc., and our consolidated financial statements for periods after completion of the reverse merger include both Mesa Energy Holdings, Inc.’s and Mesa Energy, Inc.’s assets and liabilities, the historical operations of Mesa Energy, Inc. prior to the reverse merger and Mesa Energy Holdings, Inc.’s operations from the closing date of the reverse merger.

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

The Java Field

On August 31, 2009, the closing date of our reverse merger, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York.  This acquisition included a 100% working interest in 19 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located east of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.

The current minimal production from the Java Field is being sold to a local manufacturing plant.  Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others are believed to have had very little attention in a number of years.  In the fourth quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and set compression in the field which, we expect, should substantially increase existing production levels.

The first phase of development of the Marcellus Shale was also initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and fracturing of the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets.  The frac for both wells has been designed and we are awaiting permits in order to proceed.  Based on the results of these planned work-overs and our ongoing testing, a second phase of development may be planned to include the drilling of up to 80 Marcellus Shale wells on our existing acreage as well as on additional acreage to be leased for future development.

Coal Creek Prospect

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

Acquisition and Sale of Member Interests in Poydras

On January 1, 2008, we acquired Poydras Energy Partners, LLC, a Louisiana limited liability company now known as Poydras Energy, LLC (“Poydras”).  Poydras is a New Orleans-based oil and gas operating company, whose primary asset is a leasehold interest in the Main Pass 35 Field, Plaquemines Parish, Louisiana (the “Main Pass 35 Project”).  The Main Pass 35 Project was producing approximately 150 barrels of oil per day prior to being shut down in advance of Hurricane Katrina.  The wells were undamaged but there was extensive damage to the processing facility.

We acquired a 50% member interest in Poydras from David L. Freeman who subsequently became our Executive Vice President – Oil & Gas Operations.  In exchange, we issued 1,500,000 shares of our restricted common stock to entities controlled by him.  The remaining 50% member interest in Poydras was acquired from our Chairman and CEO, Randy M. Griffin.  For his member interest in Poydras, we issued a $100,000 promissory note to him, which we paid in full on April 4, 2008.  The consideration paid to Mr. Griffin was his cost basis in such member interest, which he had recently acquired specifically for the transfer of such interest to us.

We expended $1,566,167 in development cost during the year ended December 31, 2008 and $436,037 in additional development costs during the first six months of 2009.  We concluded that we did not have adequate resources to continue our development of the Main Pass Project and the IP #1 well.  Accordingly, on June 1, 2009, we sold 100% of our member interest in Poydras Energy, LLC (“Poydras”) to St. Francisville Oil & Gas, LLC (“St. Francisville”).  St. Francisville agreed to assume all the assets and related liabilities of the Main Pass 35 Project and the IP #1 well, which amounted to $2,627,655 of assets and $1,475,658 of liabilities.  We recognized a loss of $1,151,997 on the transaction.

Going Concern

As indicated in the accompanying consolidated financial statements, we have incurred recurring losses from operations and had a working capital deficit at December 31, 2009 of $7,518,536.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses, we sold stock and our officers and directors funded us through notes payable.  There can be no assurance that we can sell stock or debt or that the officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans; that we cannot create a source of recurring revenues; or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Adjusted EBITDA as a Non-GAAP Performance Measure

In evaluating our business, management believes earnings before interest, amortization of financing costs, taxes, depreciation, depletion, amortization and accretion of abandonment liabilities, unrealized gains and losses on financial instruments, gains and losses on sales of assets and stock-based compensation expense ("Adjusted EBITDA") is a key indicator of financial operating performance and is a measure of our ability to generate cash for operational activities and future capital expenditures.  Adjusted EBITDA is not a GAAP measure of performance. We use this non-GAAP measure primarily to compare our performance with other companies in our industry and as a measure of our current liquidity.  We believe that this measure may also be useful to investors for the same purposes and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program.  Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under GAAP, or any other measure for determining operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures that may be disclosed by other companies.

The following is a reconciliation of our net income (loss) in accordance with GAAP to our Adjusted EBITDA for the years ending December 31, 2009 and 2008:

	2009	2008

Net income (loss)	$(1,931,539)	$115,179

Add Back:

Interest expense, net	1,654,877	41,716
Amortization of deferred financing costs	38,197	-
Income tax expense	-	-
Depreciation, depletion, accretion and impairment	28,619	39,100
Gain on change in derivative value	(1,921,700)	-
(Gain)/loss on sales of assets	1,151,997	(1,673,620)
Stock based compensation	341,000	3,750

Adjusted EBITDA	$(638,549)	$(1,473,875)

Recent Developments

As part of the execution of our business strategy discussed above, we have recently taken the following steps:

•
We raised aggregate gross proceeds of $1,945,000 from the sale of 10% secured convertible notes in several closings of a private placement offering (the “2009 Private Placement”) from August 31, 2009 through January 25, 2010;

•
On November 6, 2009, we issued an additional $250,000 principal amount of convertible promissory notes under the terms of the 2009 Private Placement to an investor in exchange for our previously outstanding 12% convertible note in the principal amount of $250,000;

•	In the first quarter of 2010, James J. Cerna, Jr., Fred B. Zaziski and Kenneth T. Hern joined our Board of Directors, resulting in a majority of the Board being independent;

•	We have formed an Advisory Board chaired by the former Governor of New York State, George E. Pataki, to provide subject matter expertise and strategic guidance to management;

•	We have initiated our efforts to increase production from the existing wells in the Java Field and have begun the testing of the Marcellus Shale in two of the existing well bores.

•	We have completed drilling and begun production on two wells on our Coal Creek Prospect.

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenue

We generated minimal revenues of $16,639 for the year ended December 31, 2009 while we generated no revenues for the year ended December 31, 2008.  This revenue figure represents four month’s revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

Operating expenses excluding the loss on the sale of oil and gas properties for the year ended December 31, 2009 were $1,070,629 a decrease of $446,775 from $1,517,404 for the year ended December 31, 2008.  The decrease was primarily due to (1) lower legal and professional fees and other general and administrative expenses that incurred in 2008 for work related to a proposed offering that was not consummated, (2) prospect and finance fees related to the acquisition of the Main Pass property and the sale of a 40% working interest in the property, and (3), the dry hole cost of the Frenchy Springs property as a result of plugging and abandoning the well in November 2008.  We will continue our efforts to manage administrative costs going forward.

Loss on sale of oil and gas properties

In 2009 we sold 100% of our member interest in Poydras to St. Francisville Oil & Gas, LLC (“St. Francisville”).  St. Francisville agreed to assume all the assets and related liabilities of the Main Pass 35 Project and the IP #1 well, which amounted to $2,627,655 of assets and $1,475,658 of liabilities.  Mesa recognized a loss of $1,151,997.

Depreciation and Amortization

Depreciation, depletion, amortization, accretion, and impairment expense for the years ended December 31, 2009 and 2008 was $28,619 and $39,100, primarily due to the impairment from the expiration of non-essential mineral leases.

Gain on Change in Derivative Value

Gain on change in derivative value in 2009 is derived from the noncash gain associated with the change in value of the conversion feature of our convertible promissory notes issued in 2009.  The conversion feature is accounted for as an embedded financial derivative and, accordingly, is valued each reporting period based on a valuation model that considers market rate inputs and management’s assumptions.  The change in value is recorded in the statement of operations.  The change in derivative valuation is a noncash adjustment.

Interest Income and Expense

Interest expense was $1,655,494 for the year ended December 31, 2009 as compared to interest expense of $63,820 for the year ended December 31, 2008, an increase of $1,591,674. The difference was due to additional debt and the amortization of the debt discount and deferred financing cost for our 2009 Private Placement.  We also recorded a gain on the change in the value of our derivative liability of $1,921,700 for the year ended December 31, 2009.  We did not have a derivative liability for the 2008 period.  Interest income for the same periods was $617 and $22,104, respectively.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds of the sale of MEI common stock and working interest in properties we have acquired. Although we have begun to generate minimal revenues from the sale of natural gas from our wells in the Java Field and the Coal Creek Prospect, there can be no assurances that we will be able to increase or maintain production or that we will be able to generate sufficient liquidity from the sale of our natural gas to fund our operations. If we cannot generate revenues from the sale of our natural gas, our business, results of operations, liquidity and financial condition may suffer materially.

Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. We also recognize that the price of oil and natural gas has decreased significantly during the last 18 months and that natural gas has yet to fully recover to previous levels.  If the price of natural gas remains depressed and the markets remain volatile, we expect that these or other factors could adversely affect our ability to raise additional capital.  If we are unable to raise sufficient additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations will be materially impaired.

On August 31, 2009, we conducted an initial closing (the “Initial Closing”) of a private placement (the “2009 Private Placement”) selling $500,000 principal amount of 10% Secured Convertible Promissory Notes, at a purchase price equal to the principal amount thereof.  We conducted additional closings (the “Additional 2009 Closings”) of the 2009 Private Placement on October 19, 2009, for $250,000, on November 4, 2009, for $250,000, on November 12, 2009, for $100,000, on November 13, 2009, for $100,000, on November 25, 2009, for $80,000, for an aggregate gross amount (including the Initial Closing, but excluding the Convertible Note issued in exchange for the Denton Note (as defined below)) of $1,280,000 raised during fiscal 2009.  The convertible promissory notes are, at the option of the holder, convertible into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided in the convertible promissory notes.  We paid an aggregate of $22,800 cash placement agent fees in connection with the Additional 2009 Closings.  After deducting such fees and our other expenses of the offering, our net proceeds received during fiscal 2009 from the 2009 Private Placement were approximately $1,050,818.

Subsequent to December 31, 2009, we conducted further closings (the “Additional 2010 Closings”) of the 2009 Private Placement on January 15, 2010, for $615,000, and on January 25, 2010, for $50,000.  We paid an aggregate of $24,150 cash placement fees in connection with the Additional 2010 Closings.

In addition, on November 6, 2009, the holder of an outstanding 12% convertible note in the principal amount of $250,000 exchanged such note for $250,000 principal amount of the convertible promissory notes under the terms of our 2009 Private Placement.  No placement agent fees were paid in connection with this exchange.

On November 6, 2009, we repaid Sycamore Resources, Inc., a company owned by our CEO, Randy M. Griffin (“Sycamore”), $50,000 that Sycamore had advanced as a deposit to the seller of the Java Field.  Also, on November 6, 2009, we repaid $18,500 to Mr. Griffin against loans he made to us after the reverse merger.  On January 20, 2010, we repaid the $43,000 remaining balance owed to Mr. Griffin for loans made to us after the merger.

The proceeds from the initial closing of the 2009 Private Placement allowed us to complete the Merger and acquire the Java Field.  We will apply the proceeds from the remaining closings of the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.  We will require total funding of approximately $600,000 to provide the capital for the initial phase of development of the Java Field, as well as our general and administrative capital needs through the first quarter of 2010.  The initial phase of development of the Java Field will include an attempt to enhance the existing production in the Java Field as well as testing of the Marcellus Shale by re-entering an existing well.  That effort began towards the end of 2009.

Additional capital of approximately $4,000,000 will be required to fund the second phase of development of the Java Field property.  In addition, our business plan calls for the acquisition of additional acreage as well as a producing property.  We plan to raise approximately $8,000,000 to $10,000,000 of capital to address those needs and hope to raise that capital through additional sales of equity securities in the second quarter of 2010.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us or that it will be sufficient to fund our needs.  If we are unable to obtain this financing, we may not be able to proceed with the second phase of development of the Java Field or meet our ongoing operational working capital needs.

As of December 31, 2009, we had a working capital deficit of $7,518,536 as compared to a working capital deficit of $1,220,655 as of December 31, 2008. The increase in our working capital deficit was primarily attributable to our increase in derivative liability of $7,461,680, the sale of Poydras Energy, LLC (“Poydras”) and the reduction in accounts payable associated therewith.  Our current assets increased to $431,373 at December 31, 2009, from $331,947 at December 31, 2008.  This $99,426 increase in current assets during the period was attributed to the current portion of the deferred financing costs associated with the 2009 Private Placement.

As of December 31, 2009, the outstanding balance of principal and accrued interest on debt was $2,128,858 a net increase of $1,351,611 from the outstanding balance of $777,247 as of December 31, 2008.  This net increase was primarily due to accrued interest as well as additional loans from our CEO to fund ongoing operations and the $1,280,000 that we received upon the several closings of the 2009 Private Placement that were held during fiscal 2009.

Cash and Accounts Receivable

At December 31, 2009, we had cash and cash equivalents in the bank of $267,141, compared to $311,947 at December 31, 2008.  The $44,806 decrease in cash and cash equivalents was primarily due to expenditures for the Main Pass Project prior to it disposition and normal general and administrative expenses of the Company.

Liabilities

Accounts payable and accrued expenses decreased by $112,616 to $332,738 at December 31, 2009, from $445,355 at December 31, 2008. The decrease was attributable to the disposition of payables related to the sale of the Main Pass property during 2009.

Notes payable to related parties increased $43,000 from $451,400 on December 31, 2008 to $494,400 on December 31, 2009 as a result of new loans from our CEO.

Cash Flows

For the year ended December 31, 2009, the net cash used by operating activities of $501,361 reflected working capital requirements to fund operating, general and administrative activities and our completion of the reverse merger.  The net cash used by operating activities was $696,771 for the year ended December 31, 2008.

For the year ended December 31, 2009, net cash used by investing activities was $637,263 compared to net cash provided by investing activities of $1,217,275 for the same period in 2008. The principal investing activity in 2009 related to the payment of $597,263 of oil and gas development costs, while principal investing activity in 2008 related to proceeds of $2,512,500 from the sale of a portion of our working interests in the Main Pass 35 Project.

For the year ended December 31, 2009, net cash provided by financing activities was $1,093,818, compared to net cash used by financing activities of $236,000 for the year ended December 31, 2008, primarily as a result of principal payments made on debt from related parties in fiscal 2008, compared to proceeds received from issuance of debt in 2009 to fund oil and gas development and working capital needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Oil and Gas Properties, Successful Efforts Method

We use the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  We follow the Accounting Standards Codification ASC 360 Property, Plant, and Equipment (formerly SFAS No. 144), for these evaluations.  Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

Proved reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines.  Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the impairment.  Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions.  The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir.  The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate.  The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.  We engage reserve engineers to estimate our proved reserves.

Share-Based Compensation

We follow ASC 718-10 Compensation - Stock Compensation (formerly SFAS No. 123-R).  Under ASC 718-10, we estimate the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model.

Derivative Valuation

We follow ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157).  Under ASC 820-10, we estimate the fair value of financial assets and liabilities based on a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Revenue recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract.  We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property.  We recognize a receivable or liability only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves.  For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks.

New Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10).  FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), Earnings Per Share.  FSP EITF 03-6-1(ASC 260-10) is effective for us as of January 1, 2009 and in accordance with its requirements we will apply it retrospectively.  Our adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on our consolidated financial statements.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require a company: (a) to report the independence and qualifications of its reserves preparer or auditor; (b) to file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) to report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices.  The use of average prices will affect future impairment and depletion calculations.  The new disclosure requirements became effective for annual reports on Form 10-K for our fiscal year ending December 31, 2009.

Effective January 1, 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 (ASC 810 “Consolidation”) requires companies:

•	To recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet,

•	To include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and

•
To account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement. Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008, except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented.  The new authoritative guidance did not have an impact on our consolidated financial statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10), which establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years.  The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

Other than the pronouncement discussed above, we do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, December 31, 2009 and 2008, and for the period from April 23, 2003 (inception) through December 31, 2009, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T)    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity and debt transactions, financial statement disclosures and segregation of duties were material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will eliminate all error or potential for fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective internal controls over financial reporting.  For one, we did not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors.  This lack of a functioning audit committee resulted in our having ineffective oversight in the establishment and monitoring of required internal controls and procedures, and management concluded that it constituted a material weakness in our system of financial reporting.

2.
Secondly, we had not developed and effectively communicated to our employees our accounting policies and procedures. This resulted in inconsistent application of such policies and procedures in our financial statements in 2009. Since these entity level control weaknesses had a pervasive effect across the organization, management concluded that these circumstances constituted a material weakness in our system of financial reporting.

3.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure and the recording of equity and debt transactions. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management concluded that this control deficiency constituted a material weakness.

4.
As of December 31, 2009, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management is evaluating the process to address the material weaknesses, including:

(a)
considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

(b)	increasing our workforce in preparation for exiting the exploration stage and beginning operations; and

(c)	hiring an experienced Chief Financial Officer.

We believe that these combined efforts, if successful, will remedy the material weaknesses in our current system of internal control over financial reporting

Officers’ Certifications

Appearing as exhibits 31.1 and 31.2 to this Annual Report are “Certifications” of our Chief Executive Officer and Acting Chief Financial Officer which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Randy M. Griffin	56	Chairman of the Board and Chief Executive Officer	August 31, 2009

Ray L. Unruh	63	President, Secretary, Acting Chief Financial Officer and Director	August 31, 2009

David L. Freeman	51	Executive Vice President – Oil and Gas Operations	August 31, 2009

James J. Cerna, Jr.	41	Director	January 5, 2010

Kenneth T. Hern	72	Director	January 27, 2010

Fred B. Zaziski	57	Director	January 5, 2010

Pursuant to the terms of the Merger Agreement with respect to the reverse merger, we agreed that our Board of Directors, as of the closing of the reverse merger, would consist of three members, two of whom (Mr. Griffin and Mr. Unruh) were designated by Mesa Energy, Inc. and one was to be designated at some point prior to our next annual meeting of stockholders by the persons who were the stockholders of Mesa Energy Holdings, Inc. immediately prior to the reverse merger.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Randy M. Griffin has served as our Chairman of the Board of Directors and Chief Executive Officer since August 31, 2009.  He had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.  Mr. Griffin’s responsibilities include oversight of the business and administrative activities of our company as well as direction of the ongoing effort to identify, acquire, and develop high-quality drilling and production prospects.  He performed the same functions for MEI’s predecessor entity, Mesa Energy, LLC, from its inception in April 2003.  From March 2001 until March 2003, Mr. Griffin was associated with a Dallas-based group of companies engaged in oil and gas exploration and development, pipeline development and construction, land management and lease acquisition.  During that period, he served as President of Southwest Land Management, L.P., and Americo Gas Pipeline, LLC, where he was responsible for prospect and lease generation, land management and pipeline development.  He also served as chief operating officer of an affiliate of those entities, Santa Fe Petroleum, LLC.  Mr. Griffin graduated from East Texas State University in May 1975 with a degree in Finance and Business Management.

Ray L. Unruh has served as our President, Secretary, Acting Chief Financial Officer and a director since August 31, 2009.  He had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.  Mr. Unruh’s responsibilities include oversight and management of company operations including drilling and land management.  He performed the same functions for MEI’s predecessor entity, Mesa Energy, LLC, from its inception in April 2003.  From March 1999 until March 2003, Mr. Unruh served as Vice-President of Santa Fe Petroleum, L.L.C. and President of its operating affiliate, TexTron Southwest, LLC.  Mr. Unruh left Santa Fe Petroleum, LLC and TexTron Southwest, LLC, in March 2003 with Mr. Griffin to form and operate Mesa Energy, LLC.  Previously, Mr. Unruh performed management and financial consulting services for Texas Northern Oil Company in the early 1990’s and Phoenix Resources, LLC from 1995 to 1998.  He owned and operated Red River Energy and Supply Company, an oil field equipment company in the early 1980’s.  Mr. Unruh attended Oklahoma State University, where he majored in Business Administration and Finance.

David L. Freeman has served as our Executive Vice President – Oil and Gas Operations since August 31, 2009.  He has served in the same position with MEI since January 1, 2008.  Mr. Freeman has over thirty years experience in oil and gas operations, business development, and property transactions.  From 2003 until July, 2005, Mr. Freeman worked as an acquisition consultant to Celebrex Energy, LLC.  Early in his career, Mr. Freeman received extensive training in Electronics Technology and Business Management at Delgado Junior College, Port Sulphur Vo-Tech School, and Our Lady of Holy Cross College, as well as 500 hours of professional training in petroleum production operations at the Petroleum Institute of Technology (PETEX).

James J. Cerna, Jr. was appointed to our Board of Directors on January 5, 2010.  From 2006 to 2009, Mr. Cerna served as Chairman of the Board of Lucas Energy, Inc. (NYSE Amex: LEI), and was also CEO and President thereof from 2006 through September 2, 2008.  From 2004 to 2006, Mr. Cerna was President of the privately held Lucas Energy Resources.  Prior to joining Lucas Energy, Mr. Cerna was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC from 2001 to 2004. He was the founder and CEO of NetCurrents, Inc., (NASDAQ: NTCS), an organization that focuses on Internet information monitoring and analysis. Prior to NetCurrents, Mr. Cerna was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Mr. Cerna has received five certificates of achievement from the Institute of Chartered Financial Analysts.  He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry. Mr. Cerna is the Public Affairs Officer and Pilot with the Civil Air Patrol, U.S. Air Force Auxiliary, Squadron 192.  Currently, in addition to serving on our Board, he acts as an advisor to the board of directors of several traditional and green energy companies.  Mr. Cerna received a BS in Finance from the California State University, Chico, in 1990.

Kenneth T. Hern was appointed to our Board of Directors on January 27, 2010.  Mr. Hern currently serves, and has served since November 2009, on the Board of Directors and as Chairman of the Governance Committee of Flotek Industries, Inc. (NYSE: FTK ), a supplier of drilling and production related products and services to the energy and mining industries.  Mr. Hern also served as Chairman of the Board and CEO of Nova Biosource Fuels, Inc. (NYSE Amex: NBF), a leading provider of biodiesel fuel, and held that position from December 2, 2005 to January 2010.  From January 2003 to December 2005, Mr. Hern was Chairman of the Board of Homeland Renewable Energy LLC, a privately held holding company of Fibrowatt LLC.  Fibrowatt LLC is a developer, builder, owner and operator of poultry litter-fueled power plants, and is based in Pennsylvania.  From 1969 to 1994, Mr. Hern served in several capacities at Texaco, Inc., including President and Chairman of the Board of Texaco Brazil from 1989 to 1994.  Mr. Hern earned a B.A. in Chemistry from Austin College in 1960 and an M.S. in Organic Chemistry from North Texas State University in 1962.  Mr. Hern also received Associates Degrees from the Wharton School of Business and from Carnegie Mellon University in 1990 and 1991, respectively.

Fred B. Zaziski was appointed to our Board of Directors on January 5, 2010.  Mr. Zaziski was President and CEO of Epsilon Energy Ltd. (TSX: EPS), a publicly traded exploration and production company based in Toronto and Houston, from 2007 to 2009.  From 2006 to 2007, Mr. Zaziski served as Chairman and CEO of PetroSouth Energy Corp. (OTCBB: PSEG), another publicly traded exploration and production company based in Houston, and from 2004 to 2008, he served as President and CEO of Falcon Natural Gas Corp., Houston (FNGC.PK).  Prior to 2004, Mr. Zaziski worked in a number of senior management capacities for a number of other oil & gas companies including National Petroleum Technology Company, Saudi Arabia (1997 – 1999) and Halliburton Energy Services, Bahrain (1977 – 1997).  Currently, Mr. Zaziski also serves as a Managing Director of the Wilcox Energy Gas Fund, LLC.  Mr. Zaziski graduated from Pennsylvania State University with a BSc, in petroleum engineering in 1976. He received an MBA in Organizational Management and a Masters in International Business from Cairo University, Egypt in 1986 and 1987, respectively. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute and the American Society of Mechanical Engineers.

Advisory Board

As of January 4, 2010, we established an Advisory Board to advise and make non-binding recommendations to our Board of Directors with respect to matters within the areas of expertise of the Advisory Board’s members, including, but not limited to, the ongoing monitoring of federal and New York State governmental issues that affect or have the potential to affect our oil and gas development and production operations.

Our Advisory Board is chaired by the former Governor of New York State, George E. Pataki, and also includes Robert C. Avaltroni, Jeffrey A. Chadwick, Arthur J. Pyron and Nicholas A. Spano.

Our Board determined to compensate the Advisory Board members as follows:

•
Certain members of the Advisory Board were each granted stock options under our 2009 Equity Incentive Plan to purchase 24,000 shares of our common stock upon appointment to the Advisory Board, which options have an exercise price equal to the fair market value of our common stock on the date of grant, will fully vest in four equal installments with one quarter vesting immediately and one quarter vesting after each subsequent six-month period;

•
Other members of the Advisory Board each received restricted stock grants under our 2009 Equity Incentive Plan with respect to 24,000 shares of our common stock, with respect to 6,000 of which the restrictions lapse immediately upon appointment to the Advisory Board and with respect to an additional 6,000 shares the restrictions will lapse on each of the six-month, one-year and eighteen-month anniversaries of such appointment.

•
The Chairman of our Advisory Board shall receive options to purchase 226,000 additional shares of our common stock upon his or her appointment as Chairman, which options shall have an exercise price equal to the fair market value of our common stock on the date of grant, will fully vest in four equal installments with one quarter vesting immediately and one quarter vesting after each subsequent three-month period; and

•	All members of our Advisory Board shall be reimbursed for reasonable out-of-pocket expenses incurred by them in connection with their Advisory Board services.

Each Advisory Board member enters into an agreement with us to serve for a fixed term ranging from one to three years.  In addition, certain of these advisors may render additional services to us for which they will be compensated separately.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Nonetheless, since Mr. Hern’s appointment to the Board on January 27, 2010, our Board of Directors has been comprised of a majority of independent directors.

Board Committees

We have not yet established any committees of our Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board, we do not believe that it is practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have not yet adopted a written code of ethics.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)

Randy M. Griffin
Chief Executive Officer and	2009	—	—	—	—	—	—	—	—
Chairman of the Board (1)	2008	—	—	—	—	—	—	—	—

Ray L. Unruh
Acting Chief Financial	2009	—	—	—	—	—	—	—	—
Officer (2)	2008	—	—	—	—	—	—	—	—

(1)
Effective August 31, 2009, in connection with our reverse merger, Mr. Griffin became the registrant’s Chief Executive Officer and Chairman of the Board.  Mr. Griffin had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.

(2)
Effective August 31, 2009, in connection with our reverse merger, Mr. Unruh became the registrant’s President, Secretary and Acting Chief Financial Officer.  Mr. Unruh had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.

Mr. Griffin is currently entitled to an annual salary of $120,000 for his services to us as Chairman of the Board and Chief Executive Officer according to his employment agreement with us (See, below, under “Employment Agreements with Executive Officers”).  However, in order to support Mesa and his substantial equity stake, Mr. Griffin has waived his salary through December 31, 2009.  We have no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above, other than the reimbursement to all directors of reasonable out-of-pocket expenses incurred in attending meetings.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above.)  At December 31, 2009, we had not yet granted any awards under the 2009 Equity Incentive Plan.  During fiscal 2010 and as of the date of this Annual Report, we have granted option awards under the 2009 Equity Incentive Plan to purchase an aggregate of 1,048,000 shares of common stock, and our Board has granted awards of restricted stock with respect to an aggregate of 48,000 shares.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Executive Officers

In connection with the reverse merger, we entered into an employment agreement with Randy M. Griffin with the following terms:

Our employment agreement with Mr. Griffin provides that he will serve as our Chairman of the Board of Directors and Chief Executive Officer, effective August 31, 2009.   Pursuant to the agreement, Mr. Griffin will receive annual compensation of $120,000 for the first year of employment, $150,000 for the second year and $180,000 for the third year and any years thereafter unless adjusted by the Board within its sole discretion.  In addition, Mr. Griffin is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In the event that Mr. Griffin terminates the employment agreement for Good Reason (as defined therein) or we terminate the employment agreement without Cause (as defined therein), Mr. Griffin will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which he was a participant immediately prior to his last date of employment with us for a period of one year following the termination of employment.  The term of the employment agreement is for a period of three years and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

Compensation of Non-Employee Directors

As of December 31, 2009, we had no non-employee directors, and our directors were not compensated for their services in such capacity, although their expenses in attending meetings were reimbursed.  On January 5, 2010, our Board determined to provide non-employee directors with the following compensation:

•
Each new non-employee director shall be granted stock options to purchase 250,000 shares of our common stock upon his or her appointment or election to the Board, which options shall have an exercise price equal to the fair market value of the common stock on the date of grant, as reasonably determined by the Board, will fully vest in four equal installments with one quarter vesting immediately and one quarter vesting after each subsequent three-month period, shall have a term of five (5) years from the date of grant;

•	Each non-employee director will receive cash compensation of $500 per month of service; and

•	All directors will be reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Equity Compensation Plan Information

On August 20, 2009, our Board of Directors adopted, and on August 21, 2009, our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserves a total of 5,000,000 shares of our Common Stock for issuance under the 2009 Plan.  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.

In addition, the number of shares of Common Stock subject to the 2009 Plan, any number of shares subject to any numerical limit in the 2009 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Compensation Committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2009 Plan.  Subject to the terms of the 2009 Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2009 Equity Incentive Plan.

Grants

The 2009 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•
Options granted under the 2009 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2009 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment and Termination

The Board has the power to amend, suspend or terminate the 2009 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2009 Plan would terminate ten years after it is adopted.

Grants to Officers and Directors

On January 5, 2010, the Board approved non-incentive stock option grants under the 2009 Plan to the individual non-employee directors, and in the amounts, listed in the table below.  These options can be exercised at a price of $0.25 per share, the fair market value of our common stock on the date of grant, as determined by the Board, based on the conversion price of convertible promissory notes sold in relatively contemporaneous private placement transactions, vest in four equal installments on the date of grant and each date that is three months, six months and nine months thereafter and expire after five years.

Name of Optionee	Number of Shares
James Cerna	250,000
Fred Zaziski	250,000

On January 27, 2010, the Board approved a non-incentive stock option grant under the 2009 Plan to the non-employee director, and in the amount, listed in the table below.  This option can be exercised at a price of $0.25 per share, the fair market value of our common stock on the date of grant, as determined by the Board, based on the conversion price of convertible promissory notes sold in relatively contemporaneous private placement transactions, vests in four equal installments on the date of grant and each date that is three months, six months and nine months thereafter and expires after five years.

Name of Optionee	Number of Shares
Kenneth T. Hern	250,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 12, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  However, as we do not have a class of stock registered under the Exchange Act, beneficial owners of our securities are not required to file Williams Act or Section 16 reports, which limits our ability to determine whether a person or entity is a beneficial owner of more than 5% of our common stock and the extent of any such beneficial owner’s holdings or the relationships among beneficial owners.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Mesa Energy Holdings, Inc., 5220 Spring Valley Road, Suite 525, Dallas, Texas  75254.

Title of Class: Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percentage of Class[2]

Randy M. Griffin	8,539,841	(3)	21.0%
Ray L. Unruh	7,162,271	(4)	17.7%
James J. Cerna, Jr.	125,000	(5)	*
Kenneth T. Hern	125,000	(5)	*
Fred B. Zaziski	125,000	(5)	*

All directors and executive officers as a group (6 persons)	20,586,112		51.0%

David L. Freeman	4,821,500	(6)	11.9%

* Indicates beneficial ownership of less than one percent.

[1]
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2009, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[2]	Percentages are based upon 40,574,611 shares of Common Stock issued and outstanding as of April 12, 2010.

[3]	Includes 1,735,740 shares owned by Amagosa Investments Ltd. Mr. Griffin, as General Partner of Amagosa Investments Ltd., has voting and investment control over shares held by such entity.

[4]
Includes 551,030 shares owned by Ray L. Unruh Profit Sharing Plan, of which Mr. Unruh is a trustee and has voting and investment control over shares held by such entity, and 2,632,539 shares owned by Unruh & Unruh Properties Ltd.  Mr. Unruh, as President of the General Partner of Unruh & Unruh Properties Ltd., has voting and investment control over shares held by such entity.

[5]
Consists of 125,000 shares that may be issued upon exercise of non-incentive stock options granted under our 2009 Equity Incentive Plan, which are exercisable within 60 days.  Does not include 125,000 shares issuable upon exercise of such options, which are not exercisable within 60 days.

[6]
Consists of 3,471,480 shares owned by Freeman Energy LLC and 1,350,020 shares owned by H S Investments LLC.  Mr. Freeman, as the sole Member of each of Freeman Energy LLC and H S Investments LLC has voting and investment control over shares held by such entities.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 20, 2009, our Board of Directors adopted, and on August 21, 2009, our stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which reserves a total of 5,000,000 shares of our Common Stock for issuance under the 2009 Plan.  If an incentive award granted under the 2009 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Plan.  As of the date hereof, we have granted option awards under the 2009 Plan exercisable for a net aggregate of 1,048,000 shares of our Common Stock and our Board has granted awards of restricted stock with respect to an aggregate of 48,000 shares.  We have not maintained any other equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 3, 2007, a total of 1,500,000 shares of Common Stock were issued to Beverly Frederick, the registrant’s former sole officer and director, in exchange for $15,000, or $0.01 per share.

Mesa Energy, Inc. was originally incorporated as North American Risk Management, Inc., on January 24, 2001, in the State of Colorado.  On February 13, 2006, the name was changed to Mesa Energy, Inc.

On January 1, 2006, Mesa Energy, LLC, a Texas limited liability company, an entity owned by Sycamore Resources, Inc. (f/k/a Falcon Petroleum, Inc.) (“Sycamore”), an entity owned by Randy M. Griffin, our Chairman of the Board and Chief Executive Officer, and Cherokee Financial Corp., an entity owned by Ray L. Unruh, our President, acquired Mesa Energy Operating, LLC, a Texas limited liability company, from Sycamore and Canyon Operating, LLC, an entity owned by Ray L. Unruh.  On March 3, 2006, Mesa Energy, Inc. was the surviving entity in a merger with Mesa Energy, LLC.  Subsequently, Mesa Energy, Inc. was re-incorporated in the State of Nevada by merging into Mesa Energy, Inc., a Nevada corporation, on March 13, 2006.

On April 1, 2005, we issued a promissory note to Sycamore Resources, Inc., an entity controlled by Randy M. Griffin.  The note bears interest at 6% per annum and with a maturity date of March 31, 2007, which has been extended to May 31, 2012.  As of December 31, 2009, the outstanding principal amount under the note was $238,000.

On April 1, 2005, we issued a promissory note to Cherokee Financial Corporation, an entity controlled by Ray L. Unruh.  The note bears interest at 6% per annum and with a maturity date of March 31, 2007, which has been extended to May 31, 2012.  As of December 31, 2009, the outstanding principal amount under the note was $213,400.

On January 1, 2008, we acquired Poydras Energy Partners, LLC, a Louisiana operating company now known as Poydras Energy, LLC (“Poydras”), along with its principal asset, the Main Pass 35 Project.  Mesa Energy, Inc. acquired 50% of its interest in Poydras from Randy M. Griffin, our Chairman of the Board and Chief Executive Officer, in exchange for a $100,000 promissory note.  The note bore interest at 6% and was paid in full on April 4, 2008.  We issued 2,892,900 shares of our common stock to acquire the remaining 50% interest from Freeman Energy, LLC (1,928,600 shares) and HS Investments (964,300 shares), affiliates of David L. Freeman, our Executive Vice President – Oil and Gas Operations.  On June 1, 2009, we transferred 100% of our member interest in Poydras to St. Francisville Oil & Gas, LLC.  The transferee agreed to the full and complete assumption and acceptance of all liabilities of Poydras.

At the end of 2008, we sold 10% of the working interest in International Paper #1, a well located in the Ansley Field in Hancock County, Mississippi, to Sycamore Resources, Inc., an entity owned by Randy M. Griffin, and 10% of the working interest in the well to Cherokee Financial Corp., an entity owned by Ray L. Unruh.  This well was ultimately included in the transfer of Poydras to St. Francisville as discussed above.

On June 17, 2009, Sycamore Resources, Inc., an entity owned by Randy M. Griffin, entered into the Purchase and Sale Agreement with Hydrocarbon Generation, Inc. to acquire the Java Field in Wyoming County, New York.  The purchase price was $330,000.  Sycamore assigned the Java Field to us upon the consummation of the reverse merger.

Director Independence

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.  After such review, the Board has determined that each of Messrs. Cerna, Hern and Zaziski qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit fees (1)	$78,890	$50,915
Audit-related fees (2)	12,359	5,490
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$91,338	$56,405

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Mesa Energy Holdings, Inc. did not incur any fees payable to our principal accountant prior to the closing of the reverse merger on August 31, 2009.  The above fees were incurred by Mesa Energy Holdings, Inc. subsequent to the reverse merger and by MEI prior to the reverse merger.

Audit Committee’s Pre-Approval Practice

Our Board currently has no separate Audit Committee.  Accordingly, the entire Board of Directors functions as our audit committee.  Our Board is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Board.  It is our Board’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees there for and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.  During fiscal 2009 and 2008, all such services were pre-approved by the Board in accordance with this policy.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2009.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Mesa Energy Holdings, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (1)

2.2	Articles of Merger (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (3)

3.3	Restated Bylaws of the Registrant (1)

10.1	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)

10.2	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)

10.3	Form of Lock-Up Agreement between Mesa Energy Holdings, Inc. and the officers, directors and employees party thereto (1)

10.4	Form of No Short Selling Agreement between Mesa Energy Holdings, Inc. and the officers, directors and stockholders party thereto (1)

10.5	IR Shares Escrow Agreement, dated as of August 31, 2009, between Mesa Energy Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent (1)

10.6	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto (1)

10.7	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (1)

10.8	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto (1)

Exhibit No.	Description

10.9	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC (1)

10.10	Escrow Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., the investors party thereto and Grushko & Mittman, P.C. (1)

10.11	Agreement for Purchase of Oil, Gas and Mineral Leases, dated September 17, 2004, between Wentworth Operating Company to Mesa Energy, LLC (1)

10.12	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Cherokee Financial Corporation (1)

10.13	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Sycamore Resources, Inc. (f/k/a Falcon Petroleum, Inc.) (1)

10.14	Convertible Promissory Note, dated September 29, 2006, issued by Mesa Energy, Inc. to Denton Management Company LLC (1)

10.15	Amendment to Convertible Promissory Note, dated August 19, 2009, between Mesa Energy, Inc. to Denton Management Company LLC (1)

10.16	Promissory Note, dated February 27, 2007, issued by Mesa Energy, Inc. to Randy Griffin (1)

10.17	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (1)

10.18	Amendment to Coal Creek Prospect purchase agreement, dated March 31, 2009, between Mesa Energy, Inc. and Wentworth Operating Company (1)

10.19	Assignment of Oil and Gas Leases and Bill of Sale, dated May 1, 2009, among Mesa Energy, Inc. and Mesa Energy, LLC and Wentworth Operating Company (1)

10.20	Agreement for Transfer of Member Interest in Poydras Energy LLC, dated June 1, 2009, between Mesa Energy, Inc. and St. Francisville Oil & Gas, LLC (1)

10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (1)

10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (1)

10.23	Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (1)

10.24	Employment Agreement dated August 31, 2009, between Mesa Energy Holdings, Inc. and Randy M. Griffin (1)

10.25	Mesa Energy Holdings, Inc. 2009 Equity Incentive Plan (1)

10.26	Collateral Agent Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating LLC, the investors party thereto and Collateral Agents, LLC (1)

Exhibit No.		Description

16.1		Letter from George Stewart, CPA to the Securities and Exchange Commission regarding statements included in this Form 8-K (4)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(2)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-149338), filed with the SEC on February 21, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 25, 2009.
(4)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on September 22, 2009.
*	Filed herewith.
**       This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Dated: April 15, 2010	By:	/s/ Randy M. Griffin
Randy M. Griffin, Chief Executive Officer

	By:	/s/ Ray L. Unruh
Ray L. Unruh, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Randy M. Griffin	Chairman of the Board and Chief	April 15, 2010
Randy M. Griffin	Executive Officer (principal executive officer)

/s/ Ray L. Unruh	Director, President, Secretary and	April 15, 2010
Ray L. Unruh	Acting Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ James J. Cerna, Jr.	Director	April 15, 2010
James J. Cerna, Jr.

/s/ Kenneth T. Hern	Director	April 15, 2010
Kenneth T. Hern

/s/ Fred B. Zaziski	Director	April 15, 2010
Fred B. Zaziski

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
and for the period from August 23, 2003 (Inception) through December 31, 2009	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period
from August 23, 2003 (Inception) through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
and for the period from August 23, 2003 (Inception) through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders
Mesa Energy Holdings, Inc.
(An Exploration Stage Company)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Mesa Energy Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ and stockholders’ equity and cash flows for the years then ended and for the period from inception (April 25, 2003) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception through December 31, 2006 were audited by other auditors whose report expressed unqualified opinions on those statements. The consolidated financial statements for the period from inception through December 31, 2006 include total revenues and net loss of $0 and $918,050, respectively. Our opinion on the consolidated statements of operations, changes in members’ and stockholders' equity and cash flows for the period from inception through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Mesa Energy Holdings, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Mesa will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Mesa has suffered recurring losses from operations and has a working capital deficit as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2010

MESA ENERGY HOLDINGS, INC.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$267,141	$311,947
Accounts receivable	5,515	-
Restricted cash	20,000	20,000
Deferred financing cost, current	114,591	-
Prepaid expenses	24,126	-
TOTAL CURRENT ASSETS	431,373	331,947

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $27,140 and $27,140, respectively	185,777	1,709,712
Properties subject to amortization, less accumulated depletion of $1.411 and $0, respectively	74,984	-
Pipeline property, less accumulated depreciation of $6,213 and $0, respectively	366,581	-
Property and equipment, net of accumulated depreciation of $0 and $2,259, respectively	116,760	88,102
Net oil and gas properties	744,102	1,797,814

Furniture and equipment, less accumulated depreciation of $5,051 and $4,755, respectively	152	448
Deferred financing cost , net of accumulated amortization of $38,197 and $0, respectively	76,394	-
Prepaid asset retirement cost	40,000	600,830
TOTAL ASSETS	$1,292,022	$2,731,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable trade	$86,433	$426,791
Accrued expenses	246,305	18,564
Accrued expenses-related parties	104,458	75,847
Advances from joint interest owners	-	300,000
Deposits	8,033	30,000
Notes payable-related parties	43,000	451,400
Convertible note payable	-	250,000
Derivative liability	7,461,680	-
TOTAL CURRENT LIABILITIES	7,949,909	1,552,602

Non-current liabilities
Long term debt-related parties	451,400	-
Convertible note payable	1,530,000	-
Asset retirement obligations	55,280	429,085
TOTAL LIABILITIES	9,986,589	1,981,687

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 39,385,700 and 24,206,391 shares issued and outstanding, respectively	3,939	2,421
Additional paid-in capital	(5,457,156)	2,056,742
Accumulated deficit during the exploration stage	(3,241,350)	(1,309,811)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,694,567)	749,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,292,022	$2,731,039

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008 and
For the period from August 23, 2003 (Inception) through December 31, 2009

			Inception to
	December 31,		December 31,
	2009	2008	2009

Revenues	$16,639	$-	$16,639

Operating expenses:
Exploration cost	101,303	37,412	483,166
Dry hole cost	-	466,066	466,066
Depreciation, depletion, amortization, accretion, and impairment	28,619	39,100	100,435
General and administrative expenses	940,707	974,826	2,692,828
Loss on sale of Poydras Energy, LLC	1,151,997	-	1,151,997
Gain on sale of oil and gas properties	-	(1,673,620)	(1,673,620)
Total operating expense	2,222,626	(156,216)	3,220,872

Income (loss) from operations	(2,205,987)	156,216	(3,204,233)

Other income (expense):
Interest income	617	22,104	24,020
Interest expense	(1,655,494)	(63,820)	(1,999,966)
Other income	7,625	679	17,129
Unrealized gain on change in derivative value	1,921,700	-	1,921,700
Total other expense	(274,448)	(41,037)	(37,117)

Net income (loss)	$(1,931,539)	$115,179	$(3,241,350)

Net income (loss) per share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.01

Weighted average shares outstanding:
Basic	29,232,076	24,192,811
Diluted	29,232,076	25,299,020

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
 (An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the period from August 23, 2003 (Inception) through December 31, 2009

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed Interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed Interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006		20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	-	24,206,391	2,421	2,056,742	(1,309,811)	749,352

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
 (An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the period from August 23, 2003 (Inception) through December 31, 2009

	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)		$749,352

Shares issued for warrants held by MEI shareholders		829,309	83	(83)	-		-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-		-

Share-based compensation	-	350,000	35	340,965	-		341,000

Discount on convertible debt	-	-	-	1,530,000	-		1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-		(9,383,380)

Net loss	-	-	-	-	(1,931,539)		(1,931,539)

Balances at December 31, 2009	$-	39,385,700	$3,939	$(5,457,156)	$(3,241,350)	$	(8,694,567)

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and
For the period from August 23, 2003 (Inception) through December 31, 2009

	For the Year Ended December 31, 2009		Inception to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,931,539)	$115,179	$(3,241,350)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on sale of oil and gas properties	1,151,997	-	1,151,997
Gain on sale of assets	-	(1,673,620)	(1,673,620)
Unrealized gain on change in derivative value	(1,921,700)	-	(1,921,700)
Dry hole cost	-	466,066	466,066
Imputed interest	-	-	16,641
Debt discount charged to interest expense	1,530,000	-	1,717,427
Depreciation, depletion, amortization, accretion and impairment expense	28,619	39,100	100,435
Amortization of deferred financing cost	38,197	-	38,197
Share-based compensation	341,000	3,750	363,825
Changes in operating assets and liabilities:
Accounts receivable and prepaid assets	(29,644)	-	(29,644)
Accounts payable and accrued expenses	263,097	26,469	340,864
Advances from joint interest owners	-	300,000	300,000
Accrued expenses – related parties	28,612	26,285	104,459
CASH USED IN OPERATING ACTIVITIES	(501,361)	(696,771)	(2,266,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of cash for restricted certificate of deposit	-	(20,000)	(20,000)
Payments for oil and gas development costs	(597,263)	(1,270,057)	(2,605,001)
Cash paid for asset retirement obligations	(40,000)	(6,494)	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	1,326	1,326
Proceeds from sale of assets	-	2,512,500	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(637,263)	1,217,275	(112,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from third parties, net of financing costs	1,050,818	-	1,300,818
Borrowings on debt from related parties	61,500	-	723,400
Principal payments on debt from related parties	(18,500)	(236,000)	(429,000)
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	1,093,818	(236,000)	2,646,416

NET CHANGE IN CASH	(44,804)	284,504	267,141

CASH AT BEGINNING OF PERIOD	311,947	27,443	-
CASH AT END OF PERIOD	$267,141	$311,947	$267,141

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and
For the period from August 23, 2003 (Inception) through December 31, 2009

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,697	$37,535	$86,359
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$55,000	$101,885	$55,000
Sale of pipeline right-of-way for payables	$60,000	$-	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$100,000	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$750,000	$750,000
Stock issued in reverse merger	$1,400	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$31,071	$31,071
Change in asset retirement obligation	$47,976	$-	$47,976
Derivative liability	$9,383,380	$-	$9,383,380

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations

Mesa Energy, Inc. (“MEI”) is a company whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 to engage in the oil and gas industry.  MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Energy Operating, LLC, a Texas limited liability company qualified as an operator in Texas, Oklahoma, New York and Wyoming (“Mesa Operating”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

MEI was originally incorporated as North American Risk Management Incorporated on January 24, 2001, in the State of Colorado.  It was organized to engage in the business of providing insurance to independent and fleet truck operators as an affiliate and was in the process of acquiring a truck fleet of some 125 vehicles.  However, operations ceased after approximately six months.  On March 3, 2006, MEI was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, whose activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator, as well as the acquisition of the Frenchy Springs and Coal Creek acreage positions.  Subsequently, MEI reincorporated in the State of Nevada by merging with and into Mesa Energy, Inc., a Nevada corporation, on March 13, 2006.

In July 2008, MEI filed with the SEC a Form 1-A and an Offering Circular in connection with a proposed “small issue” offering of its common stock, with the intent of raising up to $5,000,000 in investment capital.  However, the effort was abandoned in early 2009 due to a significant drop in oil and gas prices and the upheaval in the capital markets that began in late 2008.

The registrant was incorporated in the State of Delaware, as “Mesquite Mining, Inc.,” on October 23, 2007 to engage in the acquisition and exploration of mining properties (the “Legacy Business”).  In mid 2009, the registrant’s Board of Directors decided to redirect the registrant’s efforts towards identifying and pursuing a new business plan and direction.  Amid discussions with MEI regarding a potential business combination, on June 19, 2009, the registrant changed its name to Mesa Energy Holdings, Inc.

As used in these notes to consolidated financial statements, references to “the Company” for periods prior to the closing of the Merger on August 31, 2009, refer to MEI, a private Nevada corporation that is now our wholly owned subsidiary, and such references for periods subsequent to the closing of the Merger on August 31, 2009, refer to Mesa Energy Holdings, Inc., a publicly traded Delaware corporation formerly known as Mesquite Mining, Inc., together with its subsidiaries, including MEI.

On August 31, 2009, the Company closed a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of Mesa Energy Holdings, Inc. merged with and into MEI, and MEI, as the surviving corporation, became a wholly owned subsidiary of Mesa Energy Holdings, Inc.

Immediately following the closing of the Merger, under the terms of a Split-Off Agreement and a General Release Agreement, the Company transferred all of Mesa Energy Holdings’ pre-Merger operating assets and liabilities to a wholly owned subsidiary.  Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of such subsidiary to Beverly Frederick, the Company’s pre-Merger majority stockholder, in exchange for (i) the surrender and cancellation of all 21,000,000 shares of our common stock held by that stockholder and (ii) certain representations, covenants and indemnities.

After the Merger and the split-off, Mesa Energy Holdings, Inc. succeeded to the business of MEI as its sole line of business, and all of Mesa Energy Holdings, Inc.’s then-current officers and directors resigned and were replaced by MEI’s officers and directors.

The Merger was accounted for as a reverse acquisition and recapitalization of MEI for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements for periods prior to the Merger are those of MEI and have been recorded at the historical cost basis of MEI, and the Company’s consolidated financial statements for periods after completion of the Merger include both Mesa Energy Holdings, Inc.’s and MEI’s assets and liabilities, the historical operations of MEI prior to the Merger and Mesa Energy Holdings, Inc.’s operations from and after the closing date of the Merger.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 18, 2009, Mesa Energy Holdings’ Board of Directors authorized a 14-for-1 forward split of its common stock, par value $0.0001 per share (the “Common Stock”), in the form of a stock dividend (the “Stock Split”), which was paid on August 4, 2009, to holders of record on July 20, 2009.  After giving effect to the Stock Split, but before giving effect to the Merger and other transactions described below, there were outstanding 35,070,000 shares of Common Stock.  All share and per share numbers in this Report relating to the Common Stock prior to the Stock Split have been adjusted to give effect to the Stock Split unless otherwise stated.  Furthermore, except where the context otherwise requires, all share and per share numbers in this Report relating to the common stock of MEI have been adjusted to give effect to the recapitalization represented by the Merger.

Basis of financial statement presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and restricted cash

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits.  Accounts are guaranteed by the FDIC up to $250,000 in 2009.  At December 31, 2009, the Company had deposits of approximately $17,141 in excess of FDIC limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  The Company follows Accounting Standards Codification ASC 360 - Property, Plant, and Equipment (formerly SFAS No. 144, Impairment of Long-Lived Assets), for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proved reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines.  The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the impairment.  Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions.  The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir.  The accuracy of a reserve estimate is a function of:  (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate.  The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves.  The Company engages reserve engineers to estimate its proved reserves.

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environment Obligations (formerly SFAS No. 143).  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Share-Based Compensation

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation (formerly SFAS No. 123 (R). Under ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Revenue recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract.  The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.  For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change.  A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

The Company has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” (formerly FIN 48) which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2009, the Company had not recorded any tax benefits from uncertain tax positions.

Earnings (Loss) Per Share

The Company’s earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	For the Year Ended
	December 31,
	2009	2008
Numerator:
Net income (loss) available to common shareholders	$(1,931,539)	$115,179

Effect of common stock equivalents:
Add: interest expense on convertible debt	-	30,000
Less: tax effect of decrease interest expense	-	(10,200)
Net income (loss) adjusted for common stock equivalents	(1,931,539)	134,979

Denominator:
Weighted average shares – basic	29,232,076	24,192,811

Net income (loss) per share – basic	$(0.07)	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	146,772
Convertible Debt	-	997,350

Denominator:
Weighted average shares – diluted	29,232,076	25,299,020

Net income (loss) per share-diluted	$(0.07)	$0.01

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All warrants and convertible debt issued and outstanding were included in the computation of diluted earnings per share for 2008, but were not included for 2009 due to a net loss in the latter period.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that the Convertible Notes outstanding as of the date of these financial statements includes an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of FASB ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 5 for discussion of the impact the derivative financial instruments had on the Company’s financial statements and results of operations.

The fair value of these bifurcated conversion features was determined using a Binomial Model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on change in derivative value.

Significant Level 3 inputs used to calculate the fair value of the warrants include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these bifurcated conversion features pursuant to the anti-dilution provision.  See Note 5 for further discussion.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3

Derivative liability	$7,461,680	$-	$-	$7,461,680

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

The Company evaluated events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the consolidated financial statements were issued.

Recently issued accounting pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), Earnings Per Share. FSP EITF 03-6-1(ASC 260-10) is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require a company: (a) to report the independence and qualifications of its reserves preparer or auditor; (b) to file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) to report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices.  The use of average prices will affect future impairment and depletion calculations.  The new disclosure requirements became effective for annual reports on Form 10-K for the Company’s fiscal year ending December 31, 2009.

Effective January 1, 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 (ASC 810 “Consolidation”) which requires companies:

•	To recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet,

•	To include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and

•
To account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement. Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented. The new authoritative guidance did not have an impact on the Company’s consolidated financial statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than pronouncements discussed above, the Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit of $7,518,536 at December 31, 2009 and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the Company’s officers and directors do not make such loans, the Company cannot create a source of recurring revenues or the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at December 31, 2009 and December 31, 2008 of the Company’s oil and gas properties were:

Prospect	December 31, 2009	December 31, 2008

Main Pass 35 Project	$-	$1,462,118
Coal Creek Prospect	223,469	206,085
International Paper #1 (“IP #1”)	-	129,611
Java Field	520,633	-
Total	$744,102	$1,797,814

Net oil and gas properties at December 31, 2009 were:

Year Incurred	Acquisition Costs	Exploration Costs	Depletion, Depreciation, and Impairment	Dry Hole Cost	Disposition of assets	Total
2006 and prior	$236,963	$421,598	$-	$-	-	$658,561
2007	-	37,360	(27,140)	-	-	10,220
2008	-	1,595,099	-	(466,066)	-	1,129,033
2009	556,260	488,035	(7,624)	-	(2,090,383)	(1,053,712)
Total	$793,223	$2,542,092	$(34,764)	$(466,066)	(2,090,383)	$744,102

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal Creek Prospect, Sequoyah Co., Oklahoma

In December 2007, the Company completed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein Wentworth acquired the Company’s pipeline right-of-way and planned to construct a natural gas gathering system and approximately three miles of pipeline to connect the Cook #1 and future wells to an Arkansas Oklahoma Gas Company (AOG) pipeline.  In addition, Wentworth agreed to fund, drill and complete the Gipson #1, a direct offset to the Cook #1.

Wentworth made an advance deposit of $30,000 against the acquisition price of $60,000 for the pipeline right-of-way with the balance payable out of net proceeds from the initial gas sales from the Cook #1 and Gipson #1 wells.  The pipeline work has been completed and Wentworth has been assigned their interest in the acreage per agreement.  The Company paid the estimated billed completion prepayment funds for the Gipson #1 well to Wentworth in March 2009, less $30,000 owed by Wentworth on the pipeline right of ways which completed the sale of the pipeline to Wentworth.  Further development of up to five additional offset drilling locations is dependent upon the results of the Cook #1 and Gipson #1 wells.

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

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, the Company acquired the Java Field, a natural gas development project in Wyoming County in western New York for $440,000.  The acquisition includes a 100% working interest in 19 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field.  The Company’s average net revenue interest (NRI) in the leases is approximately 78%.  The Company began receiving revenues for the field on October 20, 2009 for the September 2009 production month.

Main Pass 35 Project – Plaquemines Parish, Louisiana

On January 1, 2008, the Company acquired Poydras Energy Partners, LLC, a Louisiana operating company now known as Poydras Energy, LLC (“Poydras”), along with its principal asset, the Main Pass 35 Project.  The Project has been shut down since Hurricane Katrina.  The wells were undamaged but there was extensive damage to the processing facility.  The Company owned a net working interest of 30% in the project.

The Company expended $1,566,167 in development cost during the year ended December 31, 2008 and $436,037 in additional development costs during the first five months of 2009.  The Company concluded that it did not have adequate resources to continue its development of the Main Pass Project and the IP #1 well.  Accordingly, on June 1, 2009, the Company sold 100% of its member interest in Poydras to St. Francisville Oil & Gas, LLC (“St. Francisville”).  St. Francisville agreed to assume all the assets and related liabilities of the Main Pass 35 Project and the IP #1 well, which amounted to $2,627,655 of assets and $1,475,658 of liabilities.  The Company recognized a loss of $1,151,997 on the transaction as detailed in the table below.

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

NOTE 4 – DEBT - RELATED PARTIES

At December 31, 2009, debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These notes totaling $451,400 are to entities owned by the founders and bear interest at a rate of 6% per annum with principal and interest originally to mature on March 31, 2007 but have been amended to mature on May 31, 2012.  Also, during the year ended December 31, 2009, proceeds in the amount of $43,000 were received by the Company as an additional loan from a related party.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company borrowed $250,000 under a convertible note from a private investor and consultant to the Company.  This note (the “Denton Note”) bore interest at 12% per annum and matured on September 30, 2007, but was extended until September 29, 2009.  The Denton Note provided the holder the right to convert any or all of the outstanding Denton Note to shares of the Company’s common stock, at $0.50 per share, any time prior to the maturity date.  The purchaser of the Denton Note also received three-year warrants to purchase 300,000 shares of the Company’s common stock exercisable at $0.50 per share with an expiration date of September 29, 2009.  These warrants were converted to 578,580 shares of the Company’s Common Stock on a cashless basis upon the closing of the Merger on August 31, 2009.  On November 6, 2009, the $250,000 Denton Note was cancelled and replaced with a $250,000 Convertible Note as part of the 2009 PPO.

The Company initially evaluated the terms of the $250,000 Denton Note and attached warrants in accordance with “EITF 98-5 and EITF 00-27” or ASC 470-20.  The relative fair value of the warrants under the Black-Scholes option pricing model was $93,713, which was recorded as a debt discount on the convertible note and amortized using the effective interest method over the term of the Denton Note.  The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.62%; the current stock price on the date of issuance of $0.50 per common share; the exercise price of the warrants of $0.50 per share of Common Stock; an expected term of three years; volatility of 214.54% and an expected dividend yield of 0.0%.  The Company also determined that the issuance of the warrants created a beneficial conversion feature.  The Company recorded a discount of $93,714 to reflect the value of the beneficial conversion feature on the convertible debt on the date of issuance.  Utilizing the effective interest method, the value of the beneficial conversion feature has been completely amortized through the maturity date of the debt in accordance with EITF 00-27 or ASC 470-10.  For the year ending December 31, 2007, a total of $187,427 was charged to interest expense associated with the amortization of the debt discount and the beneficial conversion feature

In 2009 the Company commenced a private placement (the “2009 PPO”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the 2009 PPO were held during fiscal 2009 in which the Company sold an aggregate of $1,280,000 principal amount of Convertible Notes (not including the Convertible Note in the principal amount of $250,000 that was issued in exchange for the Denton Note) raising net proceeds of $1,050,818 after $229,182 of offering costs.  The Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year (with the first interest payment due and payable on December 31, 2009).  Interest will be paid in shares of the Common Stock valued for this purpose at 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.  By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.  All convertible notes above are secured by substantially all of the assets of the Company.

The Company determined that the Convertible Notes issued in the 2009 PPO contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and at December 31, 2009, and recorded $1,921,700 unrealized gain on change in derivative value to the statement of operations for the year ended December 31, 2009.  The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying Common Stock of the Company.

Activity for derivative instrument during the year ended December 31, 2009 was as follows:

	January 1, 2009	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	December 31, 2009

Derivative conversion feature	-	$9,383,380	$(1,921,700)	$7,461,680

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	.20 - .15
November 2009	60%	.20 - .15
December 2009	50%	.24 - .21
Thereafter	50%	.24 - .21

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2009	November 23, 2009	December 31, 2009

Common stock issuable upon conversion	2,000,000	4,120,000	6,120,000
Market price of common stock on measurement date, per posted closing price	$1.85	$1.45	1.50
Conversion price	$0.25	$0.25	$0.25
Conversion period in years	2	2	2
Expected volatility (1)	130%	130%	130%
Expected dividend yield (2)	0%	0%	0%
Risk free interest rate (3)	3%	3%	3%

(1) The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region because the Company does not have adequate trading history to determine its historical volatility.

(2) The expected dividend yield was determined by management to be 0% based on its expectation that there will not be earnings available to pay dividends in the near term.

(3) The risk-free interest rate was determined by management using the U.S. Treasury zero coupon yield over the contractual term of the conversion feature.

Principal repayment provisions of long-term debt are as follows at December 31, 2009:

2010	$43,000
2011	1,530,000
2012	451,400
Thereafter	-
Total	$2,024,400

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation balances as December 31, 2009 and December 31, 2008 consisted of:

	December 31, 2009	December 31, 2008
Asset retirement obligations at beginning of the period	$429,085	9,357
Obligation assumed from acquisition of Poydras	-	389,677
Obligation relieved from sale of Poydras	(442,480)	-
Payment of obligation for plugged wells	-	(6,494)
Obligation for asset retirement of Java Fields	49,818	-
Accretion expense	18,591	36,545
Revision in cost estimates	266	-
Asset retirement obligations at end of the period	$55,280	429,085

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

NOTE 7 – INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2009 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

At December 31, 2009, the Company had net operating loss carryforwards of $3,038,020 that will expire between 2023 through 2029.

No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by the valuation allowance. Due to the change in the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes may be subject to annual limitations in the event of certain changes in ownership. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm the Company’s business.

Except for the matter described below, other than routine litigation arising in the ordinary course of business that the Company does not expect, individually or in the aggregate, to have a material adverse effect on the Company, there is no currently pending legal proceeding and, as far as the Company is aware, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

On March 3, 2006, Mesa Energy, LLC, merged with Mesa Energy, Inc., a Colorado corporation.  Mesa Energy, Inc. (Colorado) (formerly known as North American Risk Corporation, Inc.) issued 17,550,486 shares in exchange for all of the assets and liabilities of Mesa Energy, LLC.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2006, the combined entity merged with Mesa Energy, Inc., a Nevada corporation (MEI), and MEI issued 1,735,762 shares of common stock on a 1:1 basis to Mesa Energy, Inc. (Colorado).

Neither new entity had any assets, liabilities or operations.  Both of the above transactions were accounted for as recapitalizations of MEI.

During the year ended December 31, 2006, MEI issued 1,214,484 shares of common stock for cash proceeds of $265,400 in a series of transactions.  MEI also issued 30,000 warrants for services with an exercise price of $0.50 and an expiration date of December 15, 2009.  The options and warrants were valued at $19,075 using the Black-Scholes Option Pricing Model.  Immediately prior to the closing of the Merger discussed below, shares of MEI’s common stock were issued in exchange for all outstanding warrants to purchase shares of MEI’s common stock.

During the year ended December 31, 2007, MEI issued 803,079 shares of common stock for cash proceeds of $208,200.

Effective January 1, 2008, MEI issued 2,892,937 shares of common stock to entities controlled by David L. Freeman in exchange for a 50% member interest in Poydras.

On January 17, 2008, MEI granted 199,470 warrants to the Sharon Wilensky Revocable Trust, an affiliate of Roky Operating, LLC, as additional consideration in connection with Roky’s acquisition of a 40% working interest in an oil and gas property from MEI.  MEI determined the relative fair value of the warrants under the Black-Scholes valuation model to be $31,071, which was recorded as additional oil and gas properties in the Main Pass 35 Project.  The parameters used in the Black-Scholes valuation model were:  a risk-free interest rate of 2.46%; the current stock price on the date of issuance of $0.50 per common share; the exercise price of the warrants of $0.50 per share of common stock; an expected term of three years; volatility of 98.65% and an expected dividend yield of 0.0%.  Immediately prior to the closing of the Merger discussed below, shares of MEI’s common stock were issued in exchange for all outstanding warrants to purchase shares of MEI’s common stock.

On August 1, 2008, MEI sold and issued 9,643 shares of its restricted common stock to a third-party consultant at $0.75 per share for total consideration of $3,750 for consulting services.

Reverse Merger

On August 31, 2009, Mesa Energy Holdings, Acquisition Sub and MEI, entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), which closed on the same date, and pursuant to which Acquisition Sub merged with and into MEI, which became a wholly owned subsidiary of Mesa Energy Holdings.

Pursuant to the Merger, Mesa Energy Holdings, Inc. ceased to engage in the acquisition and exploration of mining properties and acquired the business of MEI to engage in exploration and production activities in the oil and gas industry, as a publicly traded company under the name Mesa Energy Holdings, Inc.

At the closing of the Merger, each of the 12,981,115 shares (25,035,700 after adjustment for stock splits or reverse merger re-capitalization) of MEI’s common stock issued and outstanding immediately prior to the closing of the Merger, included 430,000 shares (829,309 after adjustment for stock splits or reverse merger re-capitalization) of MEI’s common stock issued in exchange for outstanding warrants to purchase 430,000 shares of MEI’s common stock, was converted into 1.9286 shares of Mesa Energy Holdings, Inc.’s Common Stock. As a result, an aggregate of 25,035,700 shares of Mesa Energy Holdings, Inc.’s Common Stock was issued to the holders of MEI’s common stock. MEI did not have any stock options or other warrants to purchase shares of its capital stock outstanding at the time of the Merger.  Immediately prior to the Merger, Mesa Energy Holdings, Inc. had 14,000,000 shares of Common Stock outstanding.

As of December 31, 2009, the Company had no options or warrants outstanding.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the Merger, under the terms of a Split-Off Agreement and a General Release Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly owned subsidiary, Mesquite Mining Group, Inc., a Delaware corporation (“Split-Off Subsidiary”) formed on August 13, 2009. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Beverly Frederick, the pre-Merger majority stockholder of Mesquite Mining (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of all 21,000,000 shares of Common Stock held by that stockholder and (ii) certain representations, covenants and indemnities.

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to the IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”); as of December 31, 2009, 150,000 of those shares had been issued to an IR Consultant and the remainder were issued after December 31, 2009 to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement.  The value of the 150,000 shares issued to IR Consultants for services during 2009 was $139,000 based on the grant date fair value.  The remaining 850,000 IR Shares will be valued upon their release from escrow to IR Consultants as services are performed.

2009 Equity Incentive Plan

Before the Merger, the Board of Directors of the Company adopted, and the Company’s majority stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of Common Stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of December 31, 2009, no awards had been granted under the 2009 Plan.

Immediately after giving effect to (i) the Stock Split, (ii) the initial closing of the 2009 PPO, (iii) the closing of the Merger and (iv) the cancellation of 21,000,000 shares in the Split-Off, there were 40,035,700 shares of Common Stock issued or required to be issued, as follows:

•	The former MEI stockholders held 25,035,700 shares of Common Stock;

•	The stockholders of Mesquite Mining prior to the Merger held 14,000,000 shares of Common Stock;

•	An IR Consultant held 150,000 shares of Common Stock; and

•	850,000 shares of Common Stock were required to be issued to the escrow agent pursuant to an IR Shares Escrow Agreement.

Additionally,

•
The investor in the initial closing of the 2009 PPO held a $500,000 Convertible Note convertible into 2,000,000 shares of Common Stock, subject to adjustment in certain circumstances as provided therein;

•	MEI’s outstanding Denton Note, in the principal amount of $250,000, was convertible into an aggregate of 964,300 shares of Common Stock, subject to adjustment in certain circumstances as provided.

•
the 2009 Plan authorized issuance of up to 5,000,000 shares of Common Stock as incentive awards to executive officers, key employees, consultants and directors of the Company and its subsidiaries; however, no awards had been granted under the 2009 Plan.

No other securities convertible into or exercisable or exchangeable for Common Stock (including options or warrants) were outstanding at such time.

On November 6, 2009, the $250,000 Denton Note was cancelled and replaced with a $250,000 Convertible Note as part of the 2009 PPO.  Accordingly, such Convertible Note is now convertible at $0.25 per share.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company conducted additional closings of the 2009 PPO (the “Additional 2009 Closings”) on October 19, 2009 for $250,000, on November 3, 2009 for $250,000, on November 11, 2009 for $100,000, on November 13, 2009 for $100,000, and on November 25, 2009 for $80,000 for an aggregate principal amount (including the initial closing, but excluding the Convertible Note issued in exchange for the Denton Note) of $1,280,000.  The Company paid a one percent (1%) placement agent fee of $7,800 to a registered broker-dealer in connection with the sale of Convertible Notes in the Additional 2009 Closings.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company conducted further closings (the “Additional 2010 Closings”) of the 2009 PPO for aggregate gross proceeds of $665,000.

In January 2010 the Company repaid a note to its CEO for $43,000 in full.

Subsequent to December 31, 2009, the Company issued an aggregate of 239,203 shares of common stock to convert principal and accrued interest on Convertible Notes totaling $82,926.

From January 4, 2010 through January 27, 2010, the Company granted 1,048,000 options with an exercise price of $0.25 a share under the 2009 Option Plan.  The options were valued at $846,596 using the Black Scholes Model and expire on various dates between 3 to 5 years and have vesting periods of 18 to 21 months.

On March 11, 2010, a total of 850,000 common shares were issued to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement.  On the same day, 8,900 of such common shares, valued at $18,334 based on the market value of the common shares, were released from the escrowed shares to an IR Consultant for services provided.

On March 17, 2010, Nicholas A. Spano, former State Senator for New York, joined the Advisory Board and was granted the right to receive a total of 24,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan.  The applicable Restricted Stock Agreement provides that the common shares vest and be released from escrow over four vesting periods as services are provided.  The first vesting period occurred on the date of grant and the fair value of the 6,000 common shares released from escrow was $15,360.  The remaining 18,000 common shares will vest, and be released from escrow, in three six-month periods from the original date of grant as services are provided.

The Company also entered into a Consultant Agreement, effective as of March 17, 2010, with Mr. Spano, pursuant to which the Company agreed to compensate Mr. Spano a total of 76,000 common shares for certain consulting services by issuing him 26,000 common shares immediately, and an additional 25,000 common shares on July 31, 2010 and November 30, 2010.  The market value of the 25,000 shares of Common Stock issued to Mr. Spano pursuant to the Consulting Agreement on March 17, 2010 was $64,000.

On April 1, 2010, Robert C. Avaltroni, former Deputy Commissioner of the Department of Environmental Protection for New York City, joined the Advisory Board and was granted the right to receive a total of 24,000 shares of restricted stock under the 2009 Equity Incentive Plan.  The applicable Restricted Stock Agreement provides that the common shares vest, and be released, from escrow over four vesting periods as services are provided.  The first vesting period occurred on the date of grant and the market value of the 6,000 shares of common shares released from escrow was $16,020. The remaining 18,000 common shares will vest, and be released from escrow, in three six-month periods from the original date of grant as services are provided.

The Company also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which the Company agreed to compensate Mr. Avaltroni a total of 76,000 common shares for certain consulting services, by issuing him 26,000 common shares immediately, and an additional 25,000 common shares on July 31, 2010 and November 30, 2010.  The market value of the 25,000 common shares issued to Mr. Avaltroni pursuant to the Consulting Agreement on April 1, 2010 was $66,750.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has evaluated and disclosed all material events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the consolidated financial statements were issued.

NOTE 11 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses during the years ended December 31, 2009 and 2008:

	2009	2008

Revenues

Java Field	$16,638	$—
	$16,638	$—
Production Cost

Java Field	$—	$—
	$—	$—

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2009 and 2008, all of which are onshore properties located in the United States are summarized below:

	2009	2008

Unproved properties not being amortized	$185,777	$1,709,712

Proved properties being amortized	74,984	—

Accumulated depreciation, depletion, and amortization	(34,764)	(29,399)

Net capitalized costs	$225,997	1,680,313

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities as of December 31, 2009 and 2008 are summarized below:

2009

Property acquisition costs:

Proved	$64,168

Unproved	136,624

Exploration costs	76,293

Development costs	—

Total costs incurred	$277,085

2008

Property acquisition costs:

Proved	$—

Unproved	88,590

Exploration costs	1,506,627

Development costs	—

Total costs incurred	$1,595,217

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008.  The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce.  This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.  The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  The unaudited supplemental information on oil and gas exploration and production activities for 2009 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively.

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves.  Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, significant changes to these estimates can be expected as future information becomes available.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The reserve estimates set forth below were prepared by Chadwick Energy Consulting, Inc. (Chadwick), using reserve definitions and pricing requirements prescribed by the SEC.  Chadwick is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.  Chadwick’s report was conducted under the direction of Jeffrey A. Chadwick, President of Chadwick.  At the time of the report, Chadwick and its employees had no interest in the Company, and were objective in determining the results of the Company’s reserves. As of the date the consolidated financial statements were issued (that is, April 15, 2010), Jeffrey Chadwick serves as a member of the Company’s Advisory Board, which serves in an advisory capacity and is not part of the Company’s Board of Directors.  Chadwick used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves.  The Company does not operate any of its oil and gas properties.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated. The Company had no proved reserves during the year ended December 31, 2008.

Mesa Energy Holdings
Gas (mcf)

Total proved reserves

Balance December 31, 2008	—

Extensions and discoveries	—

Purchase of minerals in place	69,845

Revisions of prior estimates	—

Production	(3,024)

Balance December 31, 2009	66,821

Proved developed reserves

at December 31, 2008	—

at December 31, 2009	66,821

Proved undeveloped reserves

at December 31, 2008	—

at December 31, 2009	—

During 2009 and 2008, the Company did not record any extensions and discoveries.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the 12 month period for 2009, and using year-end prices for 2008, (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions.  Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration.  The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard measure of discounted future net cash flows at December 31, 2009

Future net cash flow	$216,298

Future production cost	(180,840)

Future development cost	—

Future income tax	—

10% annual discount for timing of cash flow	(8,361)

Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$27,097

Changes in standardized measure:

Change due to current year operations Sales, net of production costs	$(2,639)

Change due to revisions in standardized variables:

Income taxes	—

Accretion of discount	1,728

Net change in sales and transfer price, net of production costs	(7,450)

Previously estimated development costs incurred during the period	—

Changes in estimated future development costs	—

Revision and others	—

Discoveries	—

Purchase of reserves in place	35,458

Changes in production rates and other	—

Net	27,097

Beginning of year	—

End of year	$27,097