Form 10-Q
period 2010-03-31
Mesa Energy Holdings, Inc.
filed 2010-05-18
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-149338

MESA ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0506246
(State of incorporation)	(IRS Employer ID Number)

5220 Spring Valley Rd
Suite 525
Dallas, TX 75254
 (972) 490-9595
(Address and telephone number of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

There were 40,574,611 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May May 12, 2010.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2010 and the period from Inception (April 25, 2003) to March 31, 2010 (Unaudited)	2

	Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the period from Inception (April 25, 2003) to March 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from Inception (April 25, 2003) to March 31, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	22

Part II Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6	Exhibits	24

Signatures		25

ii

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$509,951	$267,141
Restricted cash	-	20,000
Accounts receivable – oil and gas	3,887	5,515
Deferred financing cost, current	141,476	114,591
Prepaid expenses	17,877	24,126
TOTAL CURRENT ASSETS	673,191	431,373

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $27,140 and $27,140, respectively	204,281	185,777
Properties subject to amortization, less accumulated depletion of $2,568 and $1,411, respectively	96,045	74,984
Pipeline property, less accumulated depreciation of $10,873 and $6,213 respectively	361,921	366,581
Property and equipment, less accumulated depreciation of $0 and $0, respectively	116,937	116,760
Net oil and gas properties	779,184	744,102

Furniture and equipment, less accumulated depreciation of $5,125 and $5,051, respectively	78	152
Deferred financing cost , net of accumulated amortization of $73,566 and $38,197, respectively	105,696	76,394
Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$1,598,149	$1,292,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable-trade	$42,922	$86,433
Accrued expenses	308,918	246,305
Accrued expenses-related parties	111,137	104,458
Deposits	33	8,033
Notes payable-related parties	-	43,000
Derivative liability	19,798,476	7,461,680
TOTAL CURRENT LIABILITIES	20,261,486	7,949,909

Non-current liabilities
Long-term debt-related parties	451,400	451,400
Convertible note payable	2,145,000	1,530,000
Asset retirement obligations	56,567	55,280
TOTAL LIABILITIES	22,914,453	9,986,589

Stockholders’ Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 39,664,803 and 39,385,700 shares issued and outstanding, respectively	3,967	3,939
Additional paid-in capital	(7,709,834)	(5,457,156)
Accumulated deficit during the exploration stage	(13,610,437)	(3,241,350)
TOTAL STOCKHOLDERS’ DEFICIT	(21,316,304)	(8,694,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,598,149	$1,292,022

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three  Months Ended March 31, 2010 and 2009
and the Period from Inception (April 25, 2003) to March 31, 2010
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2010	2009	2010

Revenues	$9,817	$-	$26,456

Operating expenses
Exploration cost	15,476	56,068	498,642
Dry hole cost	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	7,178	74	107,613
General and administrative expenses	574,281	91,540	3,267,109
Loss on sale of Poydras Energy, LLC	-	-	1,151,997
Gain on sale of oil and gas properties	-	-	(1,673,620)
Total operating expenses	569,935	147,682	3,817,807

Income (loss) from operations	(587,118)	(147,682)	(3,791,351)

Other income (expenses)
Interest expense	(759,294)	(14,229)	(2,759,260)
Interest income	2,300	575	26,320
Loss on change of derivative value	(9,024,975)	-	(7,103,275)
Other income (expense)	-	-	17,129
Total other expense	(9,781,969)	(13,654)	(9,819,086)

Net income (loss)	$(10,369,087)	$(161,336)	$(13,610,437)

Net income (loss) per share:
Basic and diluted	$(0.26)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	39,542,929	24,202,727

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to March 31, 2010
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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued
For the Period from Inception (April 25, 2003) to March 31, 2010
(Unaudited)

	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)		$749,352

Shares issued for warrants held by MEI shareholders		829,309	83	(83)	-		-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-		-

Share-based compensation	-	350,000	35	340,965	-		341,000

Discount on convertible debt	-	-	-	1,530,000	-		1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-		(9,383,380)

Net loss	-	-	-	-	(1,931,539)		(1,931,539)

Balances at December 31, 2009	$-	39,385,700	$3,939	$(5,457,156)	$(3,241,350)	$	(8,694,567)

Share-based compensation	-	39,900	4	309,276	-		309,280

Conversion of convertible debt	-	239,203	24	84,867	-		84,891

Discount on convertible debt	-	-	-	(2,646,821)	-		(2,646,821)

Net loss	-	-	-	-	(10,369,087)		(10,369,087)

Balances at March 31, 2010	$-	39,664,803	$3,967	$(7,709,834)	$(13,610,437)		$(21,316,304)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
and the Period from Inception (April 25, 2003) to March 31, 2010
(Unaudited)

	For the Three Months Ended March 31, 2010		Inception to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,369,087)	$(161,336)	$(13,610,437)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on sale of oil and gas properties	-	-	1,151,997
Loss on change in derivative	9,024,975		7,103,275
Gain on sale of assets	-	-	(1,673,620)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,641
Amortization of debt discount	665,000	-	2,382,427
Depreciation, depletion, amortization, accretion and impairment expense	7,178	74	107,613
Amortization of deferred financing cost	35,369	-	73,566
Share-based compensation	309,280	-	673,105
Changes in operating assets and liabilities:
Accounts receivable	7,882	-	(21,759)
Accounts payable and accrued expenses	45,991	339,949	386,851
Advances from joint interest owners	-	-	300,000
Accrued expenses – related parties	6,679	-	111,137
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(266,733)	178,687	(2,533,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	20,000	-	-
Payments for oil and gas development costs	(40,901)	(433,712)	(2,645,900)
Cash paid for asset retirement obligations	-	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	(20,901)	(433,712)	(133,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from related parties	-	-	723,400
Principal payments on debt from related parties	(43,000)	-	(472,000)
Borrowings on debt from third parties, net of financing cost	573,444	-	1,874,262
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	530,444	-	3,176,860

NET CHANGE IN CASH	242,810	(255,025)	509,951

CASH AT BEGINNING OF PERIOD	267,141	311,947	-
CASH AT END OF PERIOD	$509,951	$56,922	$509,951

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
For the Three Months Ended March 31, 2010 and 2009
and the Period from Inception (April 25, 2003) to March 31, 2010
(Unaudited)

	For the Three Months Ended March 31, 2010		Inception to March 31,
	2010	2009	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$86,359
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$-	$-	$55,000
Sale of pipeline right-of-way for payables	$-	$-	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$-	$47,976
Initial valuation of derivative liability upon issuance of debt	$3,311,821	$-	$12,695,201
Common stock issued for conversions of notes payable and accrued interest	$84,891	$-	$84,891

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

On August 31, 2009, the Company completed a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of Mesa Energy Holdings, Inc. merged with and into MEI, and MEI, as the surviving corporation, became a wholly owned subsidiary of Mesa Energy Holdings, Inc.

Immediately following the Merger, under the terms of a Split-Off Agreement and a General Release Agreement, the Company transferred all of Mesa Energy Holdings’ pre-Merger operating assets and liabilities to a wholly owned subsidiary.  Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of such subsidiary to Beverly Frederick, the Company’s pre-Merger majority stockholder, in exchange for (i) the surrender and cancellation of all 21,000,000 shares of our common stock held by that stockholder and (ii) certain representations, covenants and indemnities.

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

Basis of financial statement presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated December 31, 2009.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts including those of the Company’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Earnings (Loss) Per Share

The Company’s earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income (loss) available to common shareholders	$(10,369,087)	$(161,336)

Denominator:
Weighted average shares - basic	39,542,929	24,202,727

Net income (loss) per share – basic	$(0.26)	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	-	-
Convertible Debt	-	-

Denominator:
Weighted average shares – diluted	39,542,929	24,202,727

Net income (loss) per share – diluted	$(0.26)	$(0.01)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations resulting in an accumulated deficit during the exploration stage of $13,610,437 (including a $7.1 million loss on change in valuation of derivative liability), has a working capital deficit at March 31, 2010 of $19,588,295 (comprised primarily of a $19.8 million derivative liability) and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the officers and directors do not make such loans, the Company cannot create a source of recurring revenues or that the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at March 31, 2010 and December 31, 2009 of the Company’s oil and gas properties were:

Prospect	March 31, 2010	December 31, 2009

Coal Creek Prospect	$225,044	$223,469
Java Field	554,140	520,633
Total	$779,184	$744,102

Net oil and gas properties at March 31, 2010 were:

Year Incurred	Acquisition Costs	Exploration Costs	Dry Hole Cost	Disposition of assets	Depletion, Depreciation, and Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	40,899	-	-	(5,817)	35,082
Total	$793,223	$2,582,991	$(466,066)	$(2,090,383)	$(40,581)	$779,184

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

NOTE 4 – DEBT - RELATED PARTIES

At March 31, 2010, debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These notes totaling $451,400 are made to entities owned by the founders and bear interest at a rate of 6% per annum with principal and interest originally to mature on March 31, 2007, but have been amended to mature on May 31, 2012.  Also, during the quarter ended March 31, 2010, a note payable to Randy M. Griffin, the Company’s CEO, in the amount of $43,000 was retired.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

In 2009, the Company commenced a private placement (the “2009 Private Placement”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the 2009 Private Placement were held during fiscal 2009 and first quarter of 2010 in which the Company sold an aggregate of $1,945,000 principal amount of Convertible Notes (not including a Convertible Note in the principal amount of $250,000 that was issued in exchange for a different convertible note of the Company in the same principal amount) raising net proceeds of $1,624,262 after $320,738 of offering costs.  The Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year. Interest will be paid in shares of common stock valued for this purpose at 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

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

The Company determined that the Convertible Notes issued in the 2009 Private Placement contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and at December 31, 2009, and recorded $1,921,700 unrealized gain on change in derivative value to the statement of operations for the year ended December 31, 2009.  The Company measured the fair value of these instruments at March 31, 2010, including issuances in 2010, and recorded $9,024,975 unrealized loss on change in derivative value to the statement of operations for the period ended March 31, 2010. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

Activity for derivative instrument during the three months ended March 31, 2010 was as follows:

	Balance at January 1, 2010	Initial valuation of derivative liability upon issuance of new debt during the period	Increase in fair value of derivative liability	Balance at March 31, 2010

Derivative conversion feature	7,461,680	3,311,821	9,024,975	19,798,477

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

Principal repayment provisions of long-term debt are as follows at March 31, 2009:

2010	$-
2011	2,145,000
2012	451,400
Thereafter	-
Total	$2,596,400

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Reverse Merger

On August 31, 2009, Mesa Energy Holdings, Acquisition Sub and MEI, entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), which closed on the same date, and pursuant to which Acquisition Sub merged (the “Merger”) with and into MEI, which became a wholly owned subsidiary of Mesa Energy Holdings.

Pursuant to the Merger, Mesa Energy Holdings, Inc. ceased to engage in the acquisition and exploration of mining properties and acquired the business of MEI to engage in exploration and production activities in the oil and gas industry, as a publicly traded company under the name Mesa Energy Holdings, Inc.

At the closing of the Merger, each of the 12,981,115 shares (25,035,700) after adjustment for stock splits or reverse merger re-capitalization) of MEI’s common stock issued and outstanding immediately prior to the closing of the Merger, included 430,000 shares (829,309 after adjustment for stock splits or reverse merger re-capitalization) of MEI’s common stock issued in exchange for outstanding warrants to purchase 430,000 shares of MEI’s common stock, was converted into 1.9286 shares of Mesa Energy Holdings, Inc.’s Common Stock. As a result, an aggregate of 25,035,700 shares of Mesa Energy Holdings, Inc.’s common stock was issued to the holders of MEI’s common stock. MEI did not have any stock options or other warrants to purchase shares of its capital stock outstanding at the time of the Merger.  Immediately prior to the Merger, Mesa Energy Holdings, Inc. had 14,000,000 shares of common stock outstanding.

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

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to the IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”); as of March 31, 2010, 158,900 of those shares had been issued to an IR Consultants and the remainder were issued to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement.  The value of the 8,900 shares issued to IR Consultants for services for the period ended March 31, 2010 was $18,334 based on the grant date fair value.  The 841,100 IR Shares remaining in escrow will be valued upon their release from escrow to IR Consultants as services are performed.

2009 Equity Incentive Plan

Before the Merger, the Board of Directors of the Company adopted, and the Company’s majority stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of Common Stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of March 31, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 24,000 shares of restricted stock had been granted under the 2009 Plan.

Immediately after giving effect to (i) the Stock Split, (ii) the initial closing of the 2009 Private Placement, (iii) the closing of the Merger and (iv) the cancellation of 21,000,000 shares in the Split-Off, there were 40,035,700 shares of common stock issued or required to be issued, as follows:

•	The former MEI stockholders held 25,035,700 shares of Common Stock;

•	The stockholders of Mesquite Mining prior to the Merger held 14,000,000 shares of Common Stock;

•	An IR Consultant held 150,000 shares of Common Stock; and

•	850,000 shares of Common Stock were required to be issued to the escrow agent pursuant to an IR Shares Escrow Agreement.

Additionally,

•
The investor in the initial closing of the 2009 Private Placement held a $500,000 Convertible Note convertible into 2,000,000 shares of Common Stock, subject to adjustment in certain circumstances as provided therein;

•
MEI had an outstanding convertible promissory note (the “Old Note”), in the principal amount of $250,000, which was convertible into an aggregate of 964,300 shares of Common Stock, subject to adjustment in certain circumstances as provided.

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

On November 6, 2009, the $250,000 Old Note was cancelled and replaced with a $250,000 Convertible Note as part of the 2009 Private Placement.  Accordingly, such Convertible Note is now convertible at $0.25 per share.

The Company conducted additional closings of the 2009 Private Placement (the “Additional 2009 Closings”) on October 19, 2009 for $250,000, on November 3, 2009 for $250,000, on November 11, 2009 for $100,000, on November 13, 2009 for $100,000, and on November 25, 2009 for $80,000 for an aggregate principal amount (including the initial closing, but excluding the Convertible Note issued in exchange for the Denton Note) of $1,280,000.  The Company conducted further additional closings of the 2009 Private Placement (the “Additional 2010 Closings”) in January 2010, for $665,000.

On January 7, 2010, a holder converted an aggregate of $50,000 principal amount of Convertible Notes, together with $767 of interest accrued thereon into an aggregate of 203,068 shares of Common Stock.  On February 19, 2010, the Company issued an aggregate of 36,135 shares of Common Stock to convert the $32,160 of interest accrued through December 31, 2009 on the then outstanding Convertible Notes.

On March 11, 2010, we issued a total of 850,000 shares of our common stock to Gottbetter & Partners, LLP to hold as escrow agent pursuant to an IR Shares Escrow Agreement between us and them.  On the same date, 8,900 of such shares were released from the escrowed shares to an investor relations firm for services provided.

On March 17, 2010, we granted Nicholas A. Spano a total of 24,000 shares of restricted stock under the 2009 Plan in connection with his serving on our Advisory Board.  The applicable Restricted Stock Agreement provides that such shares vest and be released from escrow over four vesting periods as services are provided.  6,000 of such shares vested on the date of grant and the remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of March 17, 2010, with Mr. Spano, pursuant to which we agreed to compensate Mr. Spano with a total of 76,000 shares for certain consulting services by issuing him 26,000 shares immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

NOTE 8 – STOCK OPTIONS

The Board of Directors of the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of March 31, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 24,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding during the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-
Issued	1,048,000	$0.25
Exercised	-
Cancelled/Expired	-
Outstanding at March 31, 2010	1,48,000	$0.25

Options outstanding and their relative exercise price at March 31, 2010 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	2.76 years	$652,620
$0.25	500,000	4.77 years	$1,095,000
$0.25	250,000	4.83 years	$547,500

As of March 31, 2010, compensation expense related to outstanding options of $211,586 was recognized.  As of March 31, 2010, outstanding options had an intrinsic value of $2,295,120 and a weighted average remaining contractual term of 4.2 years.

NOTE 9 – SUBSEQUENT EVENTS

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

The Company also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which the Company agreed to compensate Mr. Avaltroni a total of 76,000 common shares for certain consulting services, by issuing him 26,000 common shares immediately, and an additional 25,000 common shares on July 31, 2010 and November 30, 2010.  The market value of the 26,000 common shares issued to Mr. Avaltroni pursuant to the Consulting Agreement on April 1, 2010 was $66,750.

On May 10, 2010, the Company entered into a six month Consulting Agreement with an IR Consultant, pursuant to which the Company shall instruct the escrow agent to release 200,000 of the IR Shares to such IR Consultant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Note Regarding Forward-Looking Statements.”  Our actual results could differ materially from those anticipated in the forward-looking statements, among other things, as a result of certain factors discussed in this quarterly report and in our Annual Report on Form 10-K filed with the SEC on April 15, 2010, including the “Risk Factors” section thereof.

Overview and Going Concern

North American Risk Management Incorporated was incorporated on January 24, 2001 in the State of Colorado to engage in the business of providing insurance to independent and fleet truck operators.  However, it had no significant operations, and because its business operations did not commence in a timely manner, operations ceased after approximately six months.  On February 13, 2006, North American Risk Management Incorporated changed its name to “Mesa Energy, Inc.”  Then, on March 3, 2006, Mesa Energy, Inc. was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, whose activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator, as well as the acquisition of the certain mineral rights.  On March 13, 2006, Mesa Energy, Inc. formed a wholly owned subsidiary in the state of Nevada, also named “Mesa Energy, Inc.,” and merged with and into it in order to change its domicile to Nevada.

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

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, the closing date of our reverse merger, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York for $440,000.  The acquisition included a 100% working interest in 19 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located east of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.  We began receiving revenues for the field on October 20, 2009 for the September 2009 production month.

The current minimal production from the Java Field is being sold to a local manufacturing plant.  Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others are believed to have had very little maintenance and management attention in a number of years.  In the fourth quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and adjust the pipeline system which, we expect, should increase existing production levels.

The first phase of development of the Marcellus Shale was also initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets.  The frac for both wells has been designed, permits have been obtained and we have commenced operations on the Reisdorf Unit #1.  Based on the results of these planned re-completions and our ongoing testing, a second phase of development may be planned to include the drilling of up to 80 Marcellus Shale wells on our existing acreage as well as on additional acreage to be leased for future development.

Coal Creek Prospect, Sequoyah Co., Oklahoma

In December 2007, we completed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein Wentworth acquired our pipeline right-of-way and planned to construct a natural gas gathering system and approximately three miles of pipeline to connect the Cook #1 and future wells to an Arkansas Oklahoma Gas Company (AOG) pipeline.  In addition, Wentworth agreed to fund, drill and complete the Gipson #1, a direct offset to the Cook #1.  As a result of amendments to the farm-out agreement with Wentworth, we now own 35% of the working interest in the Cook #1 and 25% of the working interest in the Gipson #1, with Wentworth and other industry partners owning the balance.

The Gipson #1 was subsequently drilled to a total depth of approximately 3,000 feet to test not only the Brent Sand but also the Hunton Sand, a gas-bearing sand widely produced in this area.  Based on the drilling reports and testing during the drilling of the Gipson #1 well, we believe there is a substantial quantity of gas in the Hunton Sand zone.  However, the completion technique used in that zone proved to be ineffective and resulted in too much water incursion for the well to be economic.  We believe that adjustments to the completion methodology are likely to result in successful Hunton Sand wells in the future.

The Gipson #1 was re-completed in the Brent Sand, both it and the Cook #1 were connected to the pipeline and initial production began in the third quarter of 2009.

Based on the performance of the two wells we now believe that the Brent Sand in the field may be partially depleted.  However, we expect to work with the operator on this project to pursue further development of additional gas reserves in the Coal Creek Field later this year.

Going Concern

We have incurred recurring losses from operations resulting in an accumulated deficit during the exploration stage of $13,610,437 and have a working capital deficit of $19,588,295 at March 31, 2010 (comprised primarily of a $19.8 million derivative liability), and we currently have limited sources of recurring revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses and to execute our business plan, we sold stock and our officers and directors funded us through notes payable (see Note 4).  There can be no assurance that we can sell stock or debt or that our officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans, that we cannot create a source of recurring revenues or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three-month periods ending March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Net loss	$(10,369,087)	$(161,336)

Add Back:

Interest expense, net	723,925	14,229
Amortization of deferred financing costs	35,369	-
Income tax expense	-	-
Depreciation, depletion, accretion and impairment	7,178	74
Loss on change in derivative value	9,024,975	-
(Gain)/loss on sales of assets	-	-
Stock based compensation	309,280	-

Adjusted EBITDA	$(268,360)	$(147,033)

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

We generated minimal revenues of $9,817 for the three months ended March 31, 2010 while we generated no revenues for the three months ended March 31, 2009.  This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $596,935 for the three months ended March 31, 2010, as compared to $147,682 for the three months ended March 31, 2009.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  The increase of $449,253 was due to an increase of approximately $250,000 in legal and professional fees in connection with our financing efforts and a $211,000 non-cash stock option expense in the 2010 period.

Interest Expense

Interest expense was $759,294 for the three months ended March 31, 2010, as compared to interest expense of $14,229 for the three months ended March 31, 2009, an increase of $745,065. The difference was due to additional debt and the amortization of the debt discount of $665,000 associated with debt discount arising from the initial derivative valuation for debt issuances during the current period and $35,369 of deferred financing costs for our 2009 Private Placement.

Loss on Change in Derivative Value

The noncash loss on change in derivative value of $9,024,975 for the three months ended March 31, 2010 compared with zero for the comparable period of 2009 represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The loss on derivative value is driven primarily by the increase in the trading price of our common stock during the three months ended March 31, 2010.

Net Loss

Our net loss for the three months ended March 31, 2010 was $10,369,087, comprised primarily of the noncash loss on change in derivative liability of $9,024,975.  Net loss for the three months ended March 31, 2009 was $161,336.

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

Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. We also recognize that the price of oil and natural gas has decreased significantly during the last 20 months and that natural gas has yet to fully recover to previous levels. If the price of natural gas remains depressed and the markets remain volatile, we expect that these or other factors could adversely affect our ability to raise additional capital.  If we are unable to raise sufficient additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations will be materially impaired.

During our 2009 fiscal year, we conducted closings (the “2009 Closings”) of a private placement (the “2009 Private Placement”) of our 10% Secured Convertible Promissory Notes (the “Convertible Notes”), at a purchase price equal to the principal amount thereof, for an aggregate gross amount (excluding the Convertible Note in the principal amount of $250,000 issued in exchange for a different convertible promissory note of equal principal amount) of $1,280,000.  The Convertible Notes are, at the option of the holder, convertible into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided in the Convertible Notes.

During the quarter ended March 31, 2010, we conducted further closings (the “Additional 2010 Closings”) of the 2009 Private Placement on January 15, 2010, for $615,000, and on January 25, 2010, for $50,000.  We paid an aggregate of $24,150 cash placement fees in connection with the Additional 2010 Closings.

On January 7, 2010, a holder converted an aggregate of $50,000 principal amount of Convertible Notes, together with $767 of interest accrued thereon into an aggregate of 203,068 shares of Common Stock.  On February 19, 2010, the Company issued an aggregate of 36,135 shares of Common Stock to convert the $32,160 of interest accrued through December 31, 2009 on the then outstanding Convertible Notes.

On January 20, 2010, we repaid the $43,000 remaining balance owed to Mr. Griffin for loans made to us after our reverse merger.

We will apply the remaining proceeds from the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.  The initial phase of development of the Java Field includes efforts to enhance the existing production as well as testing of the Marcellus Shale by re-entering an existing well.  That effort is ongoing.

Additional capital of approximately $4,000,000 will be required to fund the second phase of development of the Java Field property.  In addition, our business plan calls for the acquisition of additional acreage as well as a producing property.  We plan to raise approximately $8,000,000 to $10,000,000 of capital to address those needs and hope to raise that capital through additional sales of equity or debt securities in the second quarter of 2010.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us or that it will be sufficient to fund our needs.  If we are unable to obtain this financing, we may not be able to proceed with the second phase of development of the Java Field or meet our ongoing operational working capital needs.

As of March 31, 2010, we had a working capital deficit of $19,588,295 as compared to a working capital deficit of $7,518,536 as of December 31, 2009.  The increase in working capital deficit was primarily attributable to our loss on change in derivative value of $9,024,975 for the three months ended March 31, 2010 and the initial derivative liability on the capital raised in the quarter of $3,311,821.  Our current assets increased by $241,818 for the period ended March 31, 2010, as compared to the period ended December 31, 2009. This increase in current assets was due to the increase cash from the $665,000 2009 Private Placement received in the first quarter of 2010.

Cash and Accounts Receivable

At March 31, 2010, we had cash and cash equivalents of $509,951, compared to $267,141 at December 31, 2009.  Cash increased by $242,810 primarily from funds from the 2009 Private Placement received in the first quarter of 2010.

Liabilities

Accounts payable and accrued expenses increased by $19,102 to $351,840 at March 31, 2010, from $332,738 at December 31, 2009. The increase was attributable to the additional legal and professional fees associated with the 2009 Private Placement.

As of March 31, 2010, the outstanding balance of principal and accrued interest on debt was $2,596,400 a net increase of $572,000 from the outstanding balance of $2,024,400 as of December 31, 2009. This net increase was primarily due to gross proceeds of $665,000 that we received from the 2009 Private Placement in the first quarter of 2010.

Notes payable to related parties decreased $43,000 from $43,000 on December 31, 2009 to $0 on March 31, 2010 as a result of the repayment of a loan from our CEO.

Derivative liability increased by $12,336,796 as a result of the increase in our recorded derivative liability associated with the valuation of new debt issuances of $3,311,821 and the loss on change in derivative value of $9,024,975 for the three months ended March 31, 2010.

Cash Flows

For the three months ended March 31, 2010, the net cash used in operating activities of $266,733 reflected working capital requirements to fund operating, general and administrative activities and the completion of our 2009 Private Placement.  The net cash provided by operating activities was $178,687 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, net cash used in investing activities was $20,901 compared to net cash used in investing activities of $433,712 for the same period in 2009. The principal investing activity in the first three months of 2010 related to the payment of $40,901 of oil and gas development costs in the period. The principal investing activity in the first three months of 2009 related to payment of $433,712 of oil and gas development costs in the period.

For the three months ended March 31, 2010, net cash provided by financing activities was $530,444, compared to net cash used by financing activities of $0 for the three months ended March 31, 2009, primarily as a result of proceeds received from issuance of debt from the 2009 Private Placement for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

As of March 31, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal quarter ended March 31, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) our lack of a functioning audit committee which could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we had not developed and effectively communicated to our employees our accounting policies and procedures, resulting in inconsistent application of such policies and procedures in our financial statements in 2009; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in Internal Controls over Financial Reporting

Except as described below, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In January 2010, James J. Cerna, Jr., Fred B. Zaziski and Kenneth T. Hern joined our Board of Directors, resulting, as of January 27, 2010, in our Board of Directors being comprised of a majority of independent directors.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, we conducted several closings (the “Additional 2010 Closings”) of our private placement offering, commenced in 2009 (the “2009 Private Placement”), of 10% Secured Convertible Promissory Notes (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.   We raised aggregate gross proceeds of $665,000 from the Additional 2010 Closings of our 2009 Private Placement.  We paid an aggregate of $24,150 cash placement fees in connection with the Additional 2010 Closings.

In January 2010, we issued an aggregate of 239,203 shares of our common stock upon the conversion of principal and accrued interest on Convertible Notes totaling $84,891.

From January 4, 2010 through January 27, 2010, we granted an aggregate of 1,048,000 options with an exercise price of $0.25 a share under our 2009 Equity Incentive Plan (the “2009 Plan”).

On March 11, 2010, we issued a total of 850,000 shares of our common stock to Gottbetter & Partners, LLP to hold as escrow agent pursuant to an IR Shares Escrow Agreement between us and them.  On the same date, 8,900 of such shares were released from the escrowed shares to an investor relations firm for services provided.

On March 17, 2010, we granted Nicholas A. Spano a total of 24,000 shares of restricted stock under the 2009 Plan in connection with his serving on our Advisory Board.  The applicable Restricted Stock Agreement provides that such shares vest and be released from escrow over four vesting periods as services are provided.  6,000 of such shares vested on the date of grant and the remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of March 17, 2010, with Mr. Spano, pursuant to which we agreed to compensate Mr. Spano with a total of 76,000 shares for certain consulting services by issuing him 26,000 shares immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

On April 1, 2010, we granted Robert C. Avaltroni a total of 24,000 shares of restricted stock under the 2009 Plan in connection with his serving on our Advisory Board.  The applicable Restricted Stock Agreement provides that the shares vest and be released from escrow over four vesting periods as services are provided.  6,000 of such shares vested on the date of grant, and the remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which we agreed to compensate Mr. Avaltroni with a total of 76,000 shares for certain consulting services by issuing him 26,000 shares immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

We have determined that the various issuances of our securities described herein are exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof and/or Regulation D or Regulation S promulgated thereunder.  The investors represented their status as sophisticated investors and/or as non-U.S. persons, as well as their intention to acquire the securities (and any securities issuable upon conversion or exercise thereof) for investment only and not with a view to or for sale in connection with any distribution thereof.  Moreover, appropriate legends have been affixed to the securities (or, in the case of securities  issuable upon conversion or exercise of other securities, will be affixed to the share certificates therefore).  Moreover, each investor either received adequate information about us or had access to such information.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

MESA ENERGY HOLDINGS, INC.

Date: May 17, 2010	By:	/s/ Randy M. Griffin
Name: Randy M .Griffin Title: Chief Executive Officer (principal executive officer)

Date: May 17, 2010	By:	/s/ Ray L. Unruh
Name: Ray L. Unruh Title: Acting Chief Financial Officer (principal financial and accounting officer)