Form 10-Q
period 2010-06-30
Mesa Energy Holdings, Inc.
filed 2010-08-16
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-149338

MESA ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0506246
(State of incorporation)	(IRS Employer ID Number)

5220 Spring Valley Rd
Suite 525
Dallas, TX 75254
 (972) 490-9595
(Address and telephone number of principal executive offices)

______________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]

There were 40,182,021 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 16, 2010.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the period from Inception (April 25, 2003) to June 30, 2010 (Unaudited)	2

	Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the period from Inception (April 25, 2003) to June 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 and the period from Inception (April 25, 2003) to June 30, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	21

Part II Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6	Exhibits	24

Signatures		25

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

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$126,548	$267,141
Restricted cash	-	20,000
Accounts receivable – oil and gas	7,408	5,515
Deferred financing cost, current	145,212	114,591
Prepaid expenses	39,041	24,126
TOTAL CURRENT ASSETS	318,209	431,373

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of
$27,140 and $27,140, respectively	592,874	264,192
Properties subject to amortization, less accumulated depletion of
$3,725 and $1,411, respectively	94,888	74,984
Pipeline property, less accumulated depreciation of
$15,533 and $6,213 respectively	359,587	366,581
Land	38,345	38,345
Net oil and gas properties	1,085,694	744,102

Furniture and equipment, less accumulated depreciation of $5,199
and $5,051, respectively	4	153
Deferred financing cost , net of accumulated amortization of $110,803 and $38,197, respectively	64,805	76,394
Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$1,508,712	$1,292,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable-trade	$118,288	$86,433
Accrued expenses	397,389	246,305
Accrued expenses-related parties	117,816	104,458
Deposits	33	8,033
Notes payable-related parties	-	43,000
Derivative liability	1,753,401	7,461,680
TOTAL CURRENT LIABILITIES	2,386,927	7,949,909

Non-current liabilities
Convertible note payable	2,145,000	1,530,000
Long-term debt-related parties	451,400	451,400
Asset retirement obligations	57,854	55,280
TOTAL LIABILITIES	5,041,181	9,986,589

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized
-0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized,
40,132,021 and 39,385,700 shares issued and outstanding, respectively	4,014	3,939
Additional paid-in capital	(7,120,518)	(5,457,156)
Accumulated earnings (deficit) during the exploration stage	3,584,035	(3,241,350)
TOTAL STOCKHOLDERS’ DEFICIT	(3,532,469)	(8,694,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,508,712	$1,292,022
See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to June 30, 2009
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception to June 30,
	2010	2009	2010	2009	2010

Revenues	$9,463	$-	$19,280	$-	$35,919

Operating expenses
Exploration cost	6,648	27,057	22,260	83,125	505,426
Dry hole cost	-	-	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	7,178	18,665	14,356	18,739	114,791
General and administrative expenses	750,792	45,261	1,324,938	136,801	4,017,768
Loss on sale of Poydras Energy, LLC	-	1,151,997	-	1,151,997	1,151,997
Gain on sale of oil and gas properties	-	-	-	-	(1,673,620)
Total operating expenses	764,618	1,242,980	1,361,554	1,390,662	4,582,428

Loss from operations	(755,155)	(1,242,980)	(1,342,274)	(1,390,662)	(4,546,509)

Other income (expenses)
Interest expense	(96,860)	(14,415)	(856,155)	(28,644)	(2,856,120)
Interest income	1,415	42	3,714	617	27,735
Gain on change of derivative value	18,045,075	-	9,020,100	-	10,941,800
Other income	-	7,625	-	7,625	17,129
Total other income (expense)	17,949,630	(6,748)	8,167,659	(20,402)	8,130,544

Net income (loss)	$17,194,475	$(1,249,728)	$6,825,385	$(1,411,064)	$3,584,035

Net income (loss) per share:
Basic	$0.43	$(0.05)	$0.17	$(0.06)
Diluted	$0.35	$(0.05)	$0.14	$(0.06)

Weighted average number of shares outstanding:
Basic	39,813,663	24,206,391	39,679,629	24,206,391
Diluted	48,577,384	24,206,391	48,757,869	24,206,391

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to June 30, 2010
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006		20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued
For the Period from Inception (April 25, 2003) to June 30, 2010
(Unaudited)

	Members’ Equity	Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Totals
Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	272,900	27	797,902	-	797,929

Conversion of convertible debt and accrued interest	-	473,421	48	185,556	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	6,825,385	6,825,385

Balances at June 30, 2010	$-	40,132,021	$4,014	$(7,120,518)	$3,584,035	$(3,532,469)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to June 30, 2010
(Unaudited)

	For the Six Months Ended June 30, 2010		Inception to June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,825,385	$(1,411,064)	$3,584,035
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on sale of oil and gas properties	-	1,151,997	1,151,997
Gain on change in derivative value	(9,020,100)		(10,941,800)
Gain on sale of assets	-	-	(1,673,620)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,641
Amortization of debt discount	665,000	-	2,382,427
Depreciation, depletion, amortization, accretion and impairment expense	14,356	18,739	114,791
Amortization of deferred financing cost	72,606	-	110,803
Share-based compensation	797,929	-	1,161,754
Changes in operating assets and liabilities:
Accounts receivable	6,857	-	(22,787)
Accounts payable and accrued expenses	286,880	90,743	627,744
Advances from joint interest owners	-	-	300,000
Accrued expenses – related parties	13,358	13,526	117,817
CASH USED IN OPERATING ACTIVITIES	(337,729)	(136,059)	(2,604,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	20,000	-	-
Payments for oil and gas development costs	(353,225)	(202,088)	(2,958,226)
Cash paid for asset retirement obligations	-	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	(333,225)	(202,088)	(446,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from related parties	-	26,200	723,400
Principal payments on debt from related parties	(43,000)	-	(472,000)
Borrowings on debt from third parties, net of financing cost	573,361	-	1,874,179
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	530,361	26,200	3,176,777

NET CHANGE IN CASH	(140,593)	(311,947)	126,548

CASH AT BEGINNING OF PERIOD	267,141	311,947	-
CASH AT END OF PERIOD	$126,548	$-	$126,548

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to June 30, 2010
(Unaudited)

	For the Six Months Ended June 30, 2010		Inception to June 30,
	2010	2009	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$2,618	$86,359
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$-	$-	$55,000
Sale of pipeline right-of-way for payables	$-	$60,000	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$266	$47,976
Initial valuation of derivative liability upon issuance of debt	$3,311,821	$-	$12,695,201
Common stock issued for conversions of notes payable and accrued interest	$185,604	$-	$185,604
Accrued liability for deferred financing costs	$23,665	$-	$23,665
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

As used in these notes to consolidated financial statements, references to “the Company” for periods prior to the closing of the Merger on August 31, 2009, refer to MEI, a Nevada corporation that was a Pink Sheets company prior to the merger and that is now our wholly owned subsidiary, and such references for periods subsequent to the closing of the Merger on August 31, 2009, refer to Mesa Energy Holdings, Inc., a publicly traded Delaware corporation formerly known as Mesquite Mining, Inc., together with its subsidiaries, including MEI.

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

Basis of financial statement presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated December 31, 2009.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Earnings (Loss) Per Share

The Company’s earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) available to common shareholders	$17,194,475	$(1,249,728)	$6,825,385	$(1,411,064)

Effect of common stock equivalents
Add: interest expense on convertible debt	52,985	-	105,609
Less: tax effect of decrease in interest expense	(18,545)	-	(36,963)	-
Net income (loss) adjusted for common stock equivalents	17,288,915	(1,249,728)	6,894,031	(1,411,064)

Denominator:
Weighted average shares - basic	39,813,663	24,206,391	39,679,629	24,206,391

Net income (loss) per share – basic	$0.43	$(0.05)	$0.17	$(0.06)

Dilutive effect of common stock equivalents:
Options	183,722	-	498,240	-
Convertible Debt	8,580,000	-	8,580,000	-

Denominator:
Weighted average shares – diluted	48,577,384	24,206,391	48,757,869	24,206,391

Net income (loss) per share – diluted	$0.35	$(0.05)	$0.14	$(0.06)

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

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations resulting in an accumulated deficit during the exploration stage of $5,436,065 (excluding a $9,020,100 gain on change in valuation of derivative liability), has a working capital deficit at June 30, 2010 of $2,068,718 (comprised primarily of a $1,753,401 derivative liability) and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the officers and directors do not make such loans, the Company cannot create a source of recurring revenues or that the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at June 30, 2010 and December 31, 2009 of the Company’s oil and gas properties were:

Prospect	June 30, 2010	December 31, 2009

Coal Creek Prospect	$225,044	$223,469
Java Field	860,850	520,633
Total	$1,085,694	$744,102

Net oil and gas properties at June 30, 2010 were:

Year Incurred	Acquisition Costs	Exploration Costs	Dry Hole Cost	Disposition of assets	Depletion, Depreciation, and Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	353,226	-	-	(11,634)	341,592
Total	$793,223	$2,895,318	$(466,066)	$(2,090,383)	$(46,398)	$1,085,694

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

NOTE 4 – DEBT - RELATED PARTIES

At June 30, 2010, debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These notes totaling $451,400 are made to entities owned by the founders and bear interest at a rate of 6% per annum with principal and interest originally to mature on March 31, 2007, but have been amended to mature on May 31, 2012.  Also, during the six months ended June 30, 2010, a demand note payable to Randy M. Griffin, the Company’s CEO, in the amount of $43,000 was repaid.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

In 2009, the Company commenced a private placement (the “2009 Private Placement”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the 2009 Private Placement were held during fiscal 2009 and the first quarter of 2010 in which the Company sold an aggregate of $1,945,000 principal amount of Convertible Notes (not including a Convertible Note in the principal amount of $250,000 that was issued in exchange for a different convertible note of the Company in the same principal amount) raising net proceeds of $1,624,262 after $320,738 of offering costs.  The Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year. Interest will be paid in shares of common stock valued for this purpose at 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

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

The Company determined that the Convertible Notes issued in the 2009 Private Placement contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $9,383,380.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  The Company measured the fair value of these instruments at June 30, 2010, including issuances in 2010, and recorded a $9,020,100 unrealized gain on change in derivative value to the statement of operations for the six months ended June 30, 2010. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

Activity for derivative instrument during the six months ended June 30, 2010 was as follows:

	Balance at January 1, 2010	Initial valuation of derivative liability upon issuance of new debt during the period	Decrease in fair value of derivative liability	Balance at June 30, 2010

Derivative conversion feature	$ 7,461,680	$ 3,311,820	$ 9,020,100	$ 1,753,401

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

Principal repayment provisions of long-term debt are as follows at June 30, 2010:

2010	$-
2011	1,480,000
2012	1,116,400
Thereafter	-
Total	$2,596,400

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm the Company’s business.

Other than routine litigation arising in the ordinary course of business that the Company does not expect, individually or in the aggregate, to have a material adverse effect on the Company, there is no currently pending legal proceeding.

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

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to the IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”); as of June 30, 2010, 358,900 of those shares had been issued to an IR Consultants and the remainder were issued to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement.  The value of the 200,000 shares issued to IR Consultants for services for the period ended June 30, 2010 was $189,000 based on the grant date fair value.  The 641,100 IR Shares remaining in escrow will be valued upon their release from escrow to IR Consultants as services are performed.

2009 Equity Incentive Plan

Before the Merger, the Board of Directors of the Company adopted, and the Company’s majority stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of Common Stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of June 30, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 24,000 shares of restricted stock had been granted under the 2009 Plan.

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

On January 7, 2010, a holder converted an aggregate of $50,000 principal amount of Convertible Notes, together with $2,731 of interest accrued thereon into an aggregate of 203,068 shares of Common Stock.  On February 19, 2010, the Company issued an aggregate of 36,135 shares of Common Stock to convert the $32,160 of interest accrued through December 31, 2009 on the then outstanding Convertible Notes.

On March 11, 2010, we issued a total of 850,000 shares of our common stock to Gottbetter & Partners, LLP to hold as escrow agent pursuant to an IR Shares Escrow Agreement between us and them.  On the same date, 8,900 of such shares, valued at $18,334, were released from the escrowed shares to an investor relations firm for services provided.

On March 17, 2010, we granted Nicholas A. Spano a total of 24,000 shares of restricted stock under the 2009 Plan in connection with his serving on our Advisory Board.  The applicable Restricted Stock Agreement provides that such shares vest and be released from escrow over four vesting periods as services are provided.  6,000 of such shares, valued at $15,360, vested on the date of grant.  The remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of March 17, 2010, with Mr. Spano, pursuant to which we agreed to compensate Mr. Spano with a total of 76,000 shares for certain consulting services by issuing him 26,000 shares, valued at $66,560, immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

On April 1, 2010, Robert C. Avaltroni, former Deputy Commissioner of the Department of Environmental Protection for New York City, joined the Advisory Board and was granted the right to receive a total of 24,000 shares of restricted stock under the 2009 Equity Incentive Plan.  The applicable Restricted Stock Agreement provides that the common shares vest, and be released, from escrow over four vesting periods as services are provided.  The first vesting period occurred on the date of grant and the market value of the 6,000 shares of common shares released from escrow was $16,020. After June 30, 2010, the remaining 18,000 common shares will vest, and be released from escrow, in three six-month periods from the original date of grant as services are provided.

The Company also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which the Company agreed to compensate Mr. Avaltroni a total of 76,000 common shares for certain consulting services, by issuing him 26,000 common shares immediately, and an additional 25,000 common shares on July 31, 2010 and November 30, 2010.  The market value of the 26,000 common shares issued to Mr. Avaltroni pursuant to the Consulting Agreement on April 1, 2010 was $69,420.

On May 10, 2010, the Company entered into a six-month Consulting Agreement with an IR Consultant, pursuant to which the Company instructed the escrow agent to release 200,000 common shares, valued at $189,000, of the IR Shares to such IR Consultant as compensation.

 On June 30, 2010, the Company issued an aggregate of 234,218 shares of Common Stock to convert $103,499 of accrued interest through June 30, 2010 on the outstanding Convertible Notes.

NOTE 8 – STOCK OPTIONS

The Board of Directors of the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of June 30, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 48,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding during the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-
Issued	1,048,000	$0.25
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at June 30, 2010	1,048,000	$0.25
Exercisable at June 30, 2010	524,000	$0.25

Options outstanding and their relative exercise price at June 30, 2010 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	2.76 years	$53,640
$0.25	500,000	4.77 years	90,000
$0.25	250,000	4.83 years	45,000

For the six months ended June 30, 2010, compensation expense related to outstanding options of $423,235 was recognized.  As of June 30, 2010, outstanding options had an intrinsic value of $188,640 and a weighted average remaining contractual term of 3.97 years.

NOTE 9 – SUBSEQUENT EVENTS

On July 31, 2010, the Company issued 25,000 shares of Common Stock, valued at $7,250, to Mr. Avaltroni as the second payment under Mr. Avaltroni’s consulting agreement with the Company.  On that date, the Company also issued 25,000 shares of Common Stock, valued at $7,250, to Nicholas A Spano, another member of our Advisory Board, as the second payment under a similar consulting agreement.

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

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, the closing date of our reverse merger, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York for $440,000.  The acquisition included a 100% working interest in 17 leases held by production covering approximately 3,235 mineral acres, 19 existing natural gas wells, two tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located east of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.

The current production from the Java Field is being sold to a local manufacturing plant.  Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others had very little maintenance and management attention in a number of years prior to our acquisition of the field.  In the 4th quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and improve the operation of the pipeline system.  The local manufacturing plant has had difficulty maintaining the consistent acquisition of gas in recent months due to poor economic conditions in its industry, and this has handicapped our ability to properly clean-up and test our newly re-completed wells as well as to increase the overall production in the field.  In the 3rd quarter of 2010, we plan to commence efforts to divert the pipeline system to a new sales point in order to solve this problem.

The first phase of development of the Marcellus Shale was initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets.  Both wells were re-completed and fracced in the 2nd quarter and both wells have been connected to the pipeline system.  Different methodology was used on each well in order to obtain the best possible information to help optimize the frac techniques in future wells.  Based on the results of these re-completions and our ongoing testing, a second phase of development is planned for the 3rd quarter that will include the re-completion and fraccing of three additional wells.  We expect to be able to fine tune the frac techniques on these three wells and to proceed with the development of our existing acreage position as well as to pursue additional acreage, either from leasing or from joint ventures with other operators, late this year or in early 2011.

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

Going Concern

We have incurred recurring losses from operations resulting in an accumulated deficit during the exploration stage of $5,436,065 (excluding a $9,020,100 gain on change in valuation of derivative liability), have a working capital deficit at June 30, 2010 of $2,068,718 (comprised primarily of a $1,753,401 derivative liability) and currently have limited sources of recurring revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses and to execute our business plan, we sold stock and our officers and directors funded us through notes payable (see Note 4).  There can be no assurance that we can sell stock or debt or that our officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans, that we cannot create a source of recurring revenues or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three and six-month periods ending June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	2010	2009	2010	2009
Net Income (Loss)	$17,194,475	$(1,249,728)	$6,825,385	$(1,411,064)

Add Back:

Interest expense, net	59,706	14,415	783,631	28,644
Amortization of deferred financing costs	37,154	-	72,523	-
Depreciation, depletion, accretion and impairment	7,178	18,665	14,356	18,739
Gain on change in derivative value	(18,045,075)	-	(9,020,100)	-
Stock based compensation	488,649	-	797,929	-

Adjusted EBITDA	$(257,913)	$(1,216,648)	$(526,276)	$(1,363,681)

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

We generated minimal revenues of $9,463 for the three months ended June 30, 2010 while we generated no revenues for the three months ended June 30, 2009.  This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $764,618 for the three months ended June 30, 2010, as compared to $1,242,980 for the three months ended June 30, 2009.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  The decrease of $478,362 was due, in part, to the loss on the sale of Poydras Energy, LLC in 2009 of $1,151,997.  Also, operating expenses increased in the period by approximately $250,000 in legal and professional fees in connection with our financing efforts and a $210,586 increase in non-cash stock option expense during the 2010 period.

Interest Expense

Interest expense was $96,860 for the three months ended June 30, 2010, as compared to interest expense of $14,415 for the three months ended June 30, 2009, an increase of $82,445. The difference was due to additional interest on debt and $40,138 of amortization of deferred financing costs for our 2009 Private Placement.

Loss on Change in Derivative Value

The noncash gain on change in derivative value of $18,045,075 for the three months ended June 30, 2010 compared with zero for the comparable period of 2009 represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on derivative value is driven primarily by the decrease in the trading price of our common stock during the three months ended June 30, 2010.

Net Income/Loss

Our net income for the three months ended June 30, 2010 was $17,194,475, comprised primarily of the noncash gain on change in derivative liability of $18,045,075.  Net loss for the three months ended June 30, 2009 was $1,249,728.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

We generated minimal revenues of $19,280 for the six months ended June 30, 2010 while we generated no revenues for the six months ended June 30, 2009.  This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $1,361,554 for the six months ended June 30, 2010, as compared to $1,390,662 for the six months ended June 30, 2009.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  The decrease of $29,108 was due, in part, to the loss on the sale of Poydras Energy, LLC in 2009 of $1,151,997.  Also, operating expenses increased in the period by approximately $510,000 in legal and professional fees in connection with our financing efforts and a $423,235 increase in non-cash stock option expense in the 2010 period.

Interest Expense

Interest expense was $856,155 for the six months ended June 30, 2010, as compared to interest expense of $28,644 for the six months ended June 30, 2009, an increase of $827,511. The difference was due primarily to additional debt and the amortization of the debt discount of $665,000 arising from the initial derivative valuation for debt issuances during the current period and $72,606 of deferred financing costs for our 2009 Private Placement.

Gain on Change in Derivative Value

The noncash gain on the change in derivative value of $9,020,100 for the six months ended June 30, 2010 compared with zero for the comparable period of 2009 represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on the derivative value is driven primarily by the decrease in the trading price of our common stock during the six months ended June 30, 2010.

Net Income

Our net income for the six months ended June, 30 2010 was $6,825,385, comprised primarily of the noncash gain on the change in derivative liability of $9,020,100.  Net loss for the six months ended June 30, 2009 was $1,411,064.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds of the sale of MEI common stock and working interests in oil and gas properties. Although we have begun to generate minimal revenues from the sale of natural gas from our wells in the Java Field and the Coal Creek Prospect, there can be no assurances that we will be able to increase or maintain production or that we will be able to generate sufficient liquidity from the sale of our natural gas to fund our operations. If we cannot generate revenues from the sale of our natural gas, our business, results of operations, liquidity and financial condition may suffer materially.

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

On January 7, 2010, a holder converted an aggregate of $50,000 principal amount of Convertible Notes, together with $2,731 of interest accrued thereon into an aggregate of 203,068 shares of Common Stock.  On February 19, 2010, the Company issued an aggregate of 36,135 shares of Common Stock to convert the $32,160 of interest accrued through December 31, 2009 on the then outstanding Convertible Notes.

On January 20, 2010, we repaid the $43,000 remaining balance owed to Mr. Griffin for loans made to us after our reverse merger.

We applied the remaining proceeds from the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.  The initial phase of development of the Java Field included efforts to enhance the existing production as well as testing of the Marcellus Shale by re-entering two existing wells.

Additional capital of approximately $1,500,000 will be required to fund the second phase of development of the Java Field property and we expect to raise that capital through additional sales of equity or debt securities in the third quarter of 2010.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us or that it will be sufficient to fund our needs.  If we are unable to obtain this financing, we may not be able to proceed with the second phase of development of the Java Field or meet our ongoing operational working capital needs.

As of June 30, 2010, we had a working capital deficit of $2,068,718 as compared to a working capital deficit of $7,518,536 as of December 31, 2009.  The decrease in the working capital deficit was primarily attributable to our gain on change in derivative value of $9,020,100 for the six months ended June 30, 2010 and the initial derivative liability on the capital raised in the quarter ended June 30, 2010 of $3,311,820.  Our current assets decreased by $113,164 for the period ended June 30, 2010, as compared to the period ended December 31, 2009. This decrease in current assets was due to the decrease in cash from operations in the second quarter of 2010.

Cash and Accounts Receivable

At June 30, 2010, we had cash and cash equivalents of $126,548, compared to $267,141 at December 31, 2009.  Cash decreased by $140,593 primarily from operations in the first six months of 2010.

Liabilities

Accounts payable and accrued expenses increased by $182,939 to $515,677 at June 30, 2010, from $332,738 at December 31, 2009. The increase was attributable to the additional legal and professional fees associated with the 2009 Private Placement.

As of June 30, 2010, the outstanding balance of principal on debt was $2,596,400 a net increase of $572,000 from the outstanding balance of $2,024,400 as of December 31, 2009. This net increase was primarily due to gross proceeds of $665,000 that we received from the 2009 Private Placement in the first quarter of 2010.

Notes payable to related parties decreased $43,000 from $43,000 on December 31, 2009 to $0 on June 30, 2010 as a result of the repayment of a loan from our CEO.

Derivative liability decreased by $5,708,279 as a result of the combination of an increase in our recorded derivative liability associated with the valuation of new debt issuances of $3,311,820 and the gain on change in derivative value of $9,020,100 for the six months ended June 30, 2010.

Cash Flows

For the six months ended June 30, 2010, the net cash used in operating activities of $337,729 reflected working capital requirements to fund operating, general and administrative activities and the completion of our 2009 Private Placement.  The net cash used by operating activities was $136,059 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, net cash used in investing activities was $333,225 compared to net cash used in investing activities of $202,088 for the same period in 2009. The principal investing activity in the first six months of 2010 related to the payment of $353,225 of oil and gas development costs in the period. The principal investing activity in the first three months of 2009 related to payment of $202,088 of oil and gas development costs in the period.

For the six months ended June 30, 2010, net cash provided by financing activities was $530,361, compared to net cash provided by financing activities of $26,200 for the six months ended June 30, 2009, primarily as a result of proceeds received from issuance of debt from the 2009 Private Placement for the six months ended June 30, 2010.

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

As of June 30, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal quarter ended

June 30, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) our lack of a functioning audit committee which could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we had not developed and effectively communicated to our employees our accounting policies and procedures, resulting in inconsistent application of such policies and procedures in our financial statements in 2009; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of
June 30, 2010.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010, except that we are adding the following risk factor to supplement the risk factors in our Annual Report.

Pending New York legislative initiatives and environmental studies of the effect of hydraulic fracturing may limit our exploration and developmental efforts in the Marcellus Shale in New York

The New York Department of Environmental Conservation is currently engaged in an environmental review of the impacts of hydraulic fracturing in the Marcellus shale in New York.  Additionally, bills have been introduced in the New York State legislature, that, if enacted, could result in the imposition of a moratorium on hydraulic fracturing operations in the Marcellus shale.  The imposition of such a moratorium or any negative outcome of an environmental study leading to restrictions, limitations or prohibitions on hydraulic fracturing in New York could limit our exploration and developmental efforts in the Marcellus shale.  This could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2010, we granted Robert C. Avaltroni a total of 24,000 shares of restricted common stock under the 2009 Plan in connection with his serving on our Advisory Board.  The applicable Restricted Stock Agreement provides that the shares vest and be released from escrow over four vesting periods as services are provided.  The first vesting period occurred on the date of grant and the market value of the 6,000 shares released from escrow was $16,020.  After June 30, 2010, the remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which we agreed to compensate Mr. Avaltroni with a total of 76,000 shares of our common stock for certain consulting services by issuing him 26,000 shares immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

On May 10, 2010, we entered into a six-month Consulting Agreement with an IR Consultant, pursuant to which we instructed the escrow agent to release 200,000 shares of our common stock, valued at $189,000, of the IR Shares to such IR Consultant as compensation.

 On June 30, 2010, we issued an aggregate of 234,218 shares of our common stock to convert $103,499 of accrued interest through June 30, 2010 on the outstanding Convertible Notes.

Subsequent Event

On July 31, 2010, we issued 25,000 shares of our common stock, valued at $7,250, to Mr. Avaltroni as the second payment under Mr. Avaltroni’s consulting agreement with us.  On that date, we also issued 25,000 shares of our common stock, valued at $7,250, to Nicholas A Spano, another member of our Advisory Board, as the second payment under a similar consulting agreement.

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

Item 3.  Other Information

Reference is hereby made to our Current Report on Form 8-K filed with the SEC on August 13, 2010.

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

MESA ENERGY HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Randy M. Griffin
		Name:	Randy M .Griffin
		Title:	Chief Executive Officer (principal executive officer)

Date: August 16, 2010	By:	/s/ Ray L. Unruh
		Name:	Ray L. Unruh
		Title:	Acting Chief Financial Officer (principal financial and accounting officer)