Form 10-Q
period 2010-09-30
Mesa Energy Holdings, Inc.
filed 2010-11-15
CIK 1425597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

______________________________________________________________________________
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
Yes ☐ No ☒

There were 40,182,021 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 8, 2010.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the period from Inception (April 25, 2003) to September 30, 2010 (Unaudited)	2

	Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the period from Inception (April 25, 2003) to September 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and the period from Inception (April 25, 2003) to September 30, 2010 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

Part II Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6	Exhibits	27

Signatures		28

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

iii

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$8,437	$267,141
Restricted cash	-	20,000
Accounts receivable – oil and gas	3,004	5,515
Deferred financing cost, current	146,452	114,591
Prepaid expenses	9,127	24,126
TOTAL CURRENT ASSETS	167,020	431,373

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $27,140 and $27,140, respectively	608,845	264,192
Properties subject to amortization, less accumulated depletion of $52,973 and $1,411, respectively	77,652	74,984
Pipeline property, less accumulated depreciation of $20,193 and $6,213 respectively	359,174	366,581
Land	38,345	38,345
Net oil and gas properties	1,084,016	744,102

Furniture and equipment, less accumulated depreciation of $5,203 and $5,051, respectively	-	153
Deferred financing cost, net of accumulated amortization of $148,036 and $38,197, respectively	26,333	76,394
Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$1,317,369	$1,292,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable-trade	$60,849	$86,433
Accrued expenses	596,524	246,305
Accrued expenses-related parties	124,567	104,458
Deposits	-	8,033
Notes payable-related parties	15,500	43,000
Derivative liability	54,724	7,461,680
Convertible note payable	1,000,000	-
TOTAL CURRENT LIABILITIES	1,852,164	7,949,909

Non-current liabilities
Convertible note payable	1,145,000	1,530,000
Long-term debt-related parties	451,400	451,400
Asset retirement obligations	59,141	55,280
TOTAL LIABILITIES	3,507,705	9,986,589

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 40,182,021 and 39,385,700 shares issued and outstanding, respectively	4,018	3,939
Additional paid-in capital (deficit)	(6,892,873)	(5,457,156)
Accumulated earnings (deficit) during the exploration stage	4,698,519	(3,241,350)
TOTAL STOCKHOLDERS’ DEFICIT	(2,190,336)	(8,694,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,317,369	$1,292,022

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to September 30, 2010
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Inception to September 30,
	2010	2009	2010	2009	2010

Revenues	$16,718	$2,755	$35,999	$2,755	$52,638

Operating expenses
Exploration cost	11,177	6,978	35,139	87,040	518,305
Dry hole cost	-	-	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	55,204	(866)	69,560	18,813	169,995
General and administrative expenses	415,487	394,475	1,738,723	530,041	4,431,554
Loss on sale of Poydras Energy, LLC	-	-	-	1,151,997	1,151,997
Gain on sale of oil and gas properties	-	-	-	-	(1,673,620)
Total operating expenses	481,868	400,587	1,843,422	1,787,891	5,064,297

Loss from operations	(465,150)	(397,832)	(1,807,423)	(1,785,136)	(5,011,659)

Other income (expenses)
Interest expense	(119,133)	(525,221)	(975,288)	(553,010)	(2,975,253)
Interest income	90	-	3,803	617	27,825
Gain on change of derivative value	1,698,677	-	10,718,777	-	12,640,477
Other income	-	-	-	7,625	17,129
Total other income (expense)	1,579,634	(525,221)	9,747,292	(544,768)	9,710,178

Net income (loss)	$1,114,484	$(923,053)	$7,939,869	$(2,329,904)	$4,698,519

Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.20	$(0.09)
Diluted	$0.02	$(0.03)	$0.16	$(0.09)

Weighted average number of shares outstanding:
Basic	40,162,999	30,145,590	39,837,303	26,738,997
Diluted	48,835,148	30,145,590	48,952,423	26,738,997

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to September 30, 2010
(Unaudited)

	Members’	Common Stock		Additional Paid-in Capital	Accumulated Earnings
	Equity	Shares	Par Value	(Deficit)	(Deficit)	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006		20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued
For the Period from Inception (April 25, 2003) to September 30, 2010
(Unaudited)

	Members’	Common Stock		Additional Paid-in Capital	Accumulated Earnings
	Equity	Shares	Par Value	(Deficit)	(Deficit)	Totals
Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	322,900	32	1,025,546	-	1,025,578

Conversion of convertible debt and accrued interest	-	473,421	48	185,556	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	7,939,869	7,939,869

Balances at September 30, 2010	$-	40,182,021	$4,019	$(6,892,874)	$4,698,519	$(2,190,336)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to September 30, 2010
(Unaudited)

	For the Nine Months Ended September 30, 2010		Inception to September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,939,869	$(2,329,904)	$4,698,519
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on sale of oil and gas properties	-	1,151,997	1,151,997
Gain on change in derivative value	(10,718,777)		(12,640,477)
Gain on sale of assets	-	-	(1,673,620)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,641
Amortization of debt discount	665,000	-	2,382,427
Depreciation, depletion, amortization, accretion and impairment expense	69,560	18,813	169,995
Amortization of deferred financing cost	109,839	5,888	148,036
Share-based compensation	1,025,578	17,500	1,389,403
Changes in operating assets and liabilities:
Accounts receivable	17,511	(2,755)	(12,133)
Accounts payable and accrued expenses	452,206	1,067,768	793,070
Advances from joint interest owners	-	-	300,000
Accrued expenses – related parties	20,109	21,036	124,568
CASH USED IN OPERATING ACTIVITIES	(419,105)	(49,657)	(2,685,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	20,000	-	-
Payments for oil and gas development costs	(405,460)	(532,089)	(3,010,461)
Cash paid for asset retirement obligations	-	(40,000)	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	(385,460)	(572,089)	(498,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from related parties	15,500	55,000	738,900
Principal payments on debt from related parties	(43,000)	-	(472,000)
Borrowings on debt from third parties, net of financing cost	573,361	358,693	1,874,179
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	545,861	413,693	3,192,277

NET CHANGE IN CASH	(258,704)	(208,053)	8,437

CASH AT BEGINNING OF PERIOD	267,141	311,947	-
CASH AT END OF PERIOD	$8,437	$103,894	$8,437

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2010 and 2009
and the Period from Inception (April 25, 2003) to September 30, 2010
(Unaudited)

	For the Nine Months Ended September 30, 2010		Inception to September 30,
	2010	2009	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,192	$2,618	$89,551
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$-	$-	$55,000
Sale of pipeline right-of-way for payables	$-	$60,000	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$266	$47,976
Initial valuation of derivative liability upon issuance of debt	$3,311,820	$-	$12,695,201
Common stock issued for conversions of notes payable and accrued interest	$185,604	$-	$185,604

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

Basis of financial statement presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated December 31, 2009 as reported in Form 10K.

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

Earnings (Loss) Per Share

The Company’s earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) available to common shareholders	$1,114,484	$(923,053)	$7,939,869	$(2,329,904)

Effect of common stock equivalents
Add: interest expense on convertible debt	75,560	-	181,169	-
Less: tax effect of decrease in interest expense	(26,446)	-	(63,409)	-
Net income (loss) adjusted for common stock equivalents	1,163,598	(923,053)	8,057,629	(2,329,904)

Denominator:
Weighted average shares - basic	40,162,999	30,145,590	39,837,303	26,738,997

Net income (loss) per share – basic	$0.03	$(0.03)	$0.20	$(0.09)

Dilutive effect of common stock equivalents:
Options	185,410	-	535,120	-
Convertible debt	8,486,739	-	8,580,000	-

Denominator:
Weighted average shares – diluted	48,835,148	30,145,590	48,952,423	26,738,997

Net income (loss) per share – diluted	$0.02	$(0.03)	$0.16	$(0.09)

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

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations of $4,963,563, has a working capital deficit at September 30, 2010 of $1,685,144 and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the officers and directors do not make such loans, the Company cannot create a source of recurring revenues or that the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at September 30, 2010 and December 31, 2009 of the Company’s oil and gas properties were:

Prospect	September 30, 2010	December 31, 2009

Coal Creek Prospect	$225,044	$223,469
Java Field	858,972	520,633
Total	$1,084,016	$744,102

Net oil and gas properties at September 30, 2010 were:

Year Incurred	Acquisition Costs	Exploration Costs	Dry Hole Cost	Disposition of assets	Accumulated Depletion, Depreciation, and Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	405,462	-	-	(65,548)	339,914
Total	$793,223	$2,947,554	$(466,066)	$(2,090,383)	$(100,312)	$1,084,016

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

NOTE 4 – DEBT - RELATED PARTIES

At September 30, 2010, debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These notes totaling $451,400 are made to entities owned by the founders and bear interest at a rate of 6% per annum with principal and interest originally to mature on March 31, 2007, but have been amended to mature on May 31, 2012.  Also, during the nine months ended September 30, 2010, payments were made in the amount of $43,000 and proceeds in the amount of 15,500 were received by the company as a loan from Randy M. Griffin, the Company’s CEO.

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

The Company determined that the Convertible Notes issued in the 2009 Private Placement contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $9,383,380.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  The Company measured the fair value of these instruments at September 30, 2010, including issuances in 2010, and recorded a $10,718,777 unrealized gain on change in derivative value to the statement of operations for the nine months ended September 30, 2010. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

Activity for derivative instrument during the nine months ended September 30, 2010 was as follows:

	Balance at January 1, 2010	Initial valuation of derivative liability upon issuance of new debt during the period	Decrease in fair value of derivative liability	Balance at September 30, 2010

Derivative conversion feature	$7,461,680	$3,311,820	$10,718,777	$54,724

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

Principal repayment provisions of long-term debt are as follows at September 30, 2010:

2010	$1,015,500
2011	480,000
2012	1,116,400
Thereafter	-
Total	$2,611,900

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

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to the IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”); as of September 30, 2010, 358,900 of those shares had been issued to an IR Consultants and the remainder were issued to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement.  The value of the 250,000 shares issued to IR Consultants for services for the period ended September 30, 2010 was $205,000 based on the grant date fair value.  The 641,100 IR Shares remaining in escrow will be valued upon their release from escrow to IR Consultants as services are performed.

2009 Equity Incentive Plan

Before the Merger, the Board of Directors of the Company adopted, and the Company’s majority stockholders approved, the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of Common Stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of September 30, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 24,000 shares of restricted stock had been granted under the 2009 Plan.

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

On April 1, 2010, Robert C. Avaltroni, former Deputy Commissioner of the Department of Environmental Protection for New York City, joined the Advisory Board and was granted the right to receive a total of 24,000 shares of restricted stock under the 2009 Equity Incentive Plan.  The applicable Restricted Stock Agreement provides that the common shares vest, and be released, from escrow over four vesting periods as services are provided.  The first vesting period occurred on the date of grant and the market value of the 6,000 shares of common shares released from escrow was $16,020. After September 30, 2010, the remaining 18,000 common shares will vest, and be released from escrow, in three six-month periods from the original date of grant as services are provided.

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

On July 31, 2010, the Company issued 25,000 shares of Common Stock, valued at $8,000, to Mr. Avaltroni as the second payment under Mr. Avaltroni’s consulting agreement with the Company. On that date, the Company also issued 25,000 shares of Common Stock, valued at $8,000, to Nicholas A Spano, another member of our Advisory Board, as the second payment under a similar consulting agreement.

 NOTE 8 – STOCK OPTIONS

The Board of Directors of the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of September 30, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 48,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding during the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-
Issued	1,048,000	$0.25
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at September 30, 2010	1,048,000	$0.25
Exercisable at September 30, 2010	786,000	$0.25

Options outstanding and their relative exercise price at September 30, 2010 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the-money) Options
$0.25	298,000	2.26 years	$-
$0.25	500,000	4.27 years	-
$0.25	250,000	4.33 years	-

For the nine months ended September 30, 2010, compensation expense related to outstanding options of $634,884 was recognized.  As of September 30, 2010, outstanding options had no intrinsic value and a weighted average remaining contractual term of 3.71 years.

NOTE 9 – SUBSEQUENT EVENTS

None

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

The current production from the Java Field is being sold to a local manufacturing plant.  Two of the existing wells in the Java Field have never been hooked up to the pipeline system, and the others had very little maintenance and management attention in a number of years prior to our acquisition of the field.  In the fourth quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and improve the operation of the pipeline system.  The local manufacturing plant has had difficulty maintaining the consistent acquisition of gas in recent months due to poor economic conditions in its industry, and this has handicapped our ability to properly clean-up and test our newly re-completed wells as well as to increase the overall production in the field.  In the fourth quarter of 2010, we plan to commence efforts to divert the pipeline system to a new sales point in order to solve this problem as well as to continue to upgrade and enhance our existing wells and pipeline operations in the field.

The first phase of development of the Marcellus Shale was initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets.  Both wells were re-completed and fracced in the second quarter and both wells have been connected to the pipeline system.  Different methodology was used on each well in order to obtain the best possible information to help optimize the frac techniques in future wells.  Based on the results of these re-completions and our ongoing testing, a second phase of development is currently being evaluated.  We expect to be able to fine tune the frac techniques on subsequent wells and to proceed with the development of our existing acreage position as well as to pursue additional acreage, either from leasing or from joint ventures with other operators, in 2011, subject to additional financing being obtained..

Coal Creek Prospect, Sequoyah Co., Oklahoma

In December 2007, we completed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein Wentworth acquired our pipeline right-of-way and subsequently constructed a natural gas gathering system and approximately three miles of pipeline to connect the field to an Arkansas Oklahoma Gas Company (AOG) pipeline.  As a result of this transaction with Wentworth, we now own 35% of the working interest in the Cook #1 and 25% of the working interest in the Gipson #1 and the balance of the un-drilled acreage, with Wentworth and other industry partners owning the balance.

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

Based on the performance of the two wells we now believe that the Brent Sand in the field may be partially depleted.  However, we expect to work with the operator on this project to pursue further development of additional gas reserves in the Coal Creek Field in 2011, subject to additional financing being obtained.

Well Management Services

On July 1, 2010, Mesa Energy Operating, LLC (“MEO”), our wholly owned subsidiary, entered into a Contract Operating Agreement (the “Agreement”) with Payson Petroleum, Inc. (“Payson”), a Dallas based oil and gas company, pursuant to which agreement MEO will manage the drilling, completion and production of Payson’s Auldean Brown #1 well in Grayson County, Texas.  Under the Agreement, MEO has responsibility for all operational services relating to the drilling and completion of the Auldean Brown #1 well.  MEO may be given responsibility for the drilling and completion of additional Payson wells by amendment to the Agreement.  For drilling and casing, MEO will be paid a fee of $10,000 per well.  For completion operations, MEO will be paid a fee of $600 per day per well.  For producing wells, Payson will pay MEO a fixed overhead fee per month of $500 per well.  The Agreement may be terminated by either party, with or without cause, upon 30 days prior written notice.  We expect the drilling of the Auldean Brown #1 well to be carried out during the quarter ending December 31, 2010.

Going Concern

We have incurred recurring losses from operations of $4,963,563, have a working capital deficit at September 30, 2010 of $1,685,144 and currently have limited sources of recurring revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses and to execute our business plan, we have sold debt and equity securities and officers and directors have funded us through the purchase of notes payable (see Note 4).  There can be no assurance that we can sell stock or debt or that our officers and directors will continue or have the ability to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  If our officers and directors do not make such loans, we cannot create a source of recurring revenues or we do not receive funds from other sources, then we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three and nine-month periods ending September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss)	$1,114,484	$(923,053)	$7,939,869	$(2,329,904)

Add Back:

Interest expense	81,900	525,221	865,449	553,010
Amortization of deferred financing costs	37,233	-	109,839	-
Depreciation, depletion, accretion and impairment	7,108	(866)	21,464	18,813
Gain on change in derivative value	(1,698,677)	-	(10,718,777)	-
Stock based compensation	227,649	-	1,025,578	-

Adjusted EBITDA	$(230,303)	$(398,698)	$(756,578)	$(1,758,081)

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

We generated minimal revenues of $16,718 for the three months ended September 30, 2010 while we generated revenues of $2,755 for the three months ended September 30, 2009.  This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $481,868 for the three months ended September 30, 2010, as compared to $400,587 for the three months ended September 30, 2009.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  Operating expenses increased approximately $33,000 due to legal and professional fees and exploration cost.

Interest Expense

Interest expense was $119,133 for the three months ended September 30, 2010, as compared to interest expense of $525,221 for the three months ended September 30, 2009, a decrease of $406,088. The difference was due to additional interest on debt and amortization of deferred financing costs for our 2009 Private Placement.

Gain  on Change in Derivative Value

The noncash gain on change in derivative value of $1,698,677 for the three months ended September 30, 2010 compared with zero for the comparable period of 2009 represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on derivative value is driven primarily by the decrease in the trading price of our common stock during the three months ended September 30, 2010.

Net Income / Loss

Our net income for the three months ended September 30, 2010 was $1,114,484, comprised primarily of the noncash gain on change in derivative liability of $1,698,677.  Net loss for the three months ended September 30, 2009 was $923,053.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues

We generated minimal revenues of $35,999 for the nine months ended September 30, 2010 while we generated $2,755 for the nine months ended September 30, 2009.  This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $1,843,422 for the nine months ended September 30, 2010, as compared to $1,787,891 for the nine months ended September 30, 2009.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.  The increase of $7,435 was due, in part, to the prior period loss on the sale of Poydras Energy, LLC in 2009 of $1,151,997, offset by the current period increase in legal and professional fees by approximately $630,000 in connection with our financing efforts and a $1,008,078 increase in non-cash stock option expense in the 2010 period.

Interest Expense

Interest expense was $975,288 for the nine months ended September 30, 2010, as compared to interest expense of $553,010 for the nine months ended September 30, 2009, an increase of $422,278. The difference was due primarily to additional debt and the amortization of the debt discount of $665,000 arising from the initial derivative valuation for debt issuances during the current period and $109,839 of deferred financing costs for our 2009 Private Placement.

Gain on Change in Derivative Value

The noncash gain on the change in derivative value of $10,718,777 for the nine months ended September 30, 2010 compared with zero for the comparable period of 2009 represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on the derivative value is driven primarily by the decrease in the trading price of our common stock during the nine months ended September 30, 2010.

Net Income

Our net income for the nine months ended September, 30 2010 was $7,939,869 comprised primarily of the noncash gain on the change in derivative liability of $10,718,777.  Net loss for the nine months ended September 30, 2009 was $2,329,904.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds of the sale of MEI common stock and working interests in oil and gas properties. Although we have begun to generate minimal revenues from the sale of natural gas from our wells in the Java Field and the Coal Creek Prospect, there can be no assurances that we will be able to increase or maintain production or that we will be able to generate sufficient liquidity from the sale of our natural gas to fund our operations. If we cannot generate adequate revenues from the sale of our natural gas, our business, results of operations, liquidity and financial condition may suffer materially.

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

On January 20, 2010, we repaid the $43,000 remaining balance owed to Mr. Griffin for loans made to us after our reverse merger.  Mr. Griffin loaned the company $15,500 in the third quarter of 2010.

We applied the remaining proceeds from the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.  The initial phase of development of the Java Field included efforts to enhance the existing production as well as testing of the Marcellus Shale by re-entering two existing wells.

Additional capital of approximately $1,500,000 will be required to fund the second phase of development of the Java Field property and we expect to raise that capital through additional sales of equity or debt securities in 2011.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us or that it will be sufficient to fund our needs.  If we are unable to obtain this financing, we may not be able to proceed with the second phase of development of the Java Field or meet our ongoing operational working capital needs.

As of September 30, 2010, we had a working capital deficit of $1,685,144 as compared to a working capital deficit of $7,518,536 as of December 31, 2009.  The decrease in the working capital deficit was primarily attributable to our gain on change in derivative value of $10,718,777 for the nine months ended September 30, 2010 and the initial derivative liability on the capital raised in the quarter ended September 30, 2010 of $3,311,820.  Our current assets decreased by $240,688 for the period ended September 30, 2010, as compared to the period ended December 31, 2009. This decrease in current assets was due to the decrease in cash from operations in the third quarter of 2010.

Cash and Accounts Receivable

At September 30, 2010, we had cash and cash equivalents of $8,437, compared to $267,141 at December 31, 2009.  Cash decreased by $258,704 primarily from operations in the first nine months of 2010.

Liabilities

Accounts payable and accrued expenses increased by $324,635 to $657,373 at September 30, 2010, from $332,738 at December 31, 2009. The increase was attributable to the additional legal and professional fees associated with the 2009 Private Placement.

As of September 30, 2010, the outstanding balance of principal on debt was $2,611,900, a net increase of $587,500 from the outstanding balance of $2,024,400 as of December 31, 2009. This net increase was primarily due to gross proceeds of $665,000 that we received from the 2009 Private Placement in the first quarter of 2010.

Notes payable to related parties decreased $27,500 from $43,000 on December 31, 2009 to $15,500 on September 30, 2010 as a result of the repayment of a loan from our CEO.

Derivative liability decreased by $7,406,957 as a result of the combination of an increase in our recorded derivative liability associated with the valuation of new debt issuances of $3,311,820 and the gain on change in derivative value of $10,718,777 for the nine months ended September 30, 2010.

Cash Flows

For the nine months ended September 30, 2010, the net cash used in operating activities of $419,105 reflected working capital requirements to fund operating, general and administrative activities and the completion of our 2009 Private Placement.  The net cash used by operating activities was $49,657 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, net cash used in investing activities was $385,460 compared to net cash used in investing activities of $572,089 for the same period in 2009. The principal investing activity in the first nine months of 2010 related to the payment of $405,460 of oil and gas development costs in the period. The principal investing activity in the first nine months of 2009 related to payment of $532,089 of oil and gas development costs in the period.

For the nine months ended September 30, 2010, net cash provided by financing activities was $545,861, compared to net cash provided by financing activities of $413,693 for the nine months ended September 30, 2009, primarily as a result of proceeds received from issuance of debt from the 2009 Private Placement for the nine months ended September 30, 2010.

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

Item 4.  Controls and Procedures

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

As of September 30, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal quarter ended September 30, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) our lack of a functioning audit committee which could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we had not developed and effectively communicated to our employees our accounting policies and procedures, resulting in inconsistent application of such policies and procedures in our financial statements in 2009; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors facing our company have not changed materially from those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010, except that we have added the following risk factor to supplement the risk factors in our Annual Report.

Pending New York legislative initiatives and environmental studies of the effect of hydraulic fracturing may limit our exploration and developmental efforts in the Marcellus Shale in New York

The New York Department of Environmental Conservation is currently engaged in an environmental review of the impacts of hydraulic fracturing in the Marcellus shale in New York.  Additionally, bills have been introduced in the New York State legislature,that, if enacted, could result in the imposition of a moratorium on hydraulic fracturing operations in the Marcellus shale.  The imposition of such a moratorium or any negative outcome of an environmental study leading to restrictions, limitations or prohibitions on hydraulic fracturing in New York could limit our exploration and developmental efforts in the Marcellus shale.  This could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2010, we granted Nicholas A. Spano a total of 24,000 shares of restricted common stock under the 2009 Plan in connection with his serving on our Advisory Board.  His Restricted Stock Agreement provides that the shares shall vest and be released from escrow over four vesting periods as services are provided.  The second vesting period ended on September 18, 2010 and the market value of the 6,000 shares released from escrow on that date was $1,140.  The remaining 12,000 shares will vest, and be released from escrow, on each of the next two six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of March 18, 2010, with Mr. Spano, pursuant to which we agreed to compensate Mr. Spano with a total of 76,000 shares of our common stock for certain consulting services by issuing him 26,000 shares on March 18, 2010, and 25,000 shares on July 31, 2010 (with a market value of $8,000).  We will issue to Mr. Spano an additional 25,000 shares on November 30, 2010.

On April 1, 2010, we granted Robert C. Avaltroni a total of 24,000 shares of restricted common stock under the 2009 Plan in connection with his serving on our Advisory Board.  His Restricted Stock Agreement provides that the shares shall vest and be released from escrow over four vesting periods as services are provided.  The second vesting period ended on October 1, 2010 and the market value of the 6,000 shares released from escrow on that date was $1,140  The remaining 12,000 shares will vest, and be released from escrow, on each of the next two six-month anniversaries of the date of grant as services are provided.

We also entered into a Consultant Agreement, effective as of April 1, 2010, with Mr. Avaltroni, pursuant to which we agreed to compensate Mr. Avaltroni with a total of 76,000 shares of our common stock for certain consulting services by issuing him 26,000 shares on April 1, 2010, and 25,000 shares on July 31, 2010 (with a market value of $8,000).  We will issue to Mr. Avaltroni an additional 25,000 shares on November 30, 2010.

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

Item 3.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Mesa Energy Operating, LLC Contract Operating Agreement with Payson Petroleum, Inc., dated July 1, 2010

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

MESA ENERGY HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Randy M .Griffin
Name: Randy M .Griffin
Title: Chief Executive Officer (principal executive officer)

Date: November 15, 2010	By:	/s/ Ray L. Unruh
Name: Ray L. Unruh
Title: Acting Chief Financial Officer (principal financial and accounting officer)