Form 10-K
period 2010-12-31
Mesa Energy Holdings, Inc.
filed 2011-06-03
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission file number:  0-53972

MESA ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-0506246
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

5220 Spring Valley Road, Suite 525 Dallas, Texas	75254	(972) 490-9595
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the OTCBB was $8,565,991. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of June 2, 2011, there were 48,704,159 shares of registrant’s common stock outstanding.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Mesa Energy Holdings, Inc. and its wholly-owned subsidiaries, Mesa Energy, Inc. (“MEI”) and Mesa Energy Operating, LLC (“Mesa Operating”), collectively referred to as “we”, “us” or the "Company".

For definitions of certain oil and gas industry terms used in this Annual Report on Form 10-K, please see the Glossary beginning on page 16.

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

History

MEI is a company whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 to engage in the oil and gas industry.  MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Operating. Mesa Operating is a qualified operator in the states of Texas, Oklahoma, and Wyoming.  MEI is a qualified operator in the State of New York.  Prior to our reverse merger, all of our historic field operations had been conducted by Mesa Operating.  However, to avoid duplication of expense, we decided that MEI should be the operator of the Java Field and related properties in New York.  Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and landmen as required in connection with future drilling and future production operations.

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

We plan for our portfolio to ultimately consist of a balanced and diversified mix of multiple asset components that will include existing production plus developmental and defined-risk exploratory drilling opportunities with special emphasis on the three keys to success as outlined above.  The developmental drilling program, we believe, should provide a relatively low risk method of achieving stable, repeatable growth in revenue and reserves.  The existing production acquisition component in our business plan should provide a strong revenue base resulting in long-term stability.  The exploratory drilling component, although higher risk than the other two components, provides an opportunity for significant growth due to higher rates of return on capital (in the form of multiple payback of the initial investment).  We generally look for exploratory projects with multiple well development potential and an estimated payback of at least four times the amount of capital invested.

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

Oil and Gas Industry Overview

E&P companies explore for and develop oil and natural gas reserves in various basins around the world. The capital spending budgets of domestic E&P companies have grown in recent years as tight supply conditions and strong global demand have spurred companies to expand their operations. According to various industry publications, drilling and completion spending grew by an estimated 29% from 2002 to 2008. Following a 22% projected decline in spending from 2008 to 2009, drilling and completion spending is again projected to grow at a compound annual growth rate of approximately 5% from 2009 to 2014. Much of this growth is expected to come from a need to compensate for accelerating depletion rates in existing domestic oil and natural gas reservoirs, improved E&P technologies and an increase in demand for natural gas, especially from power generation.

Due to the unprecedented level of exploration expenditures in recent years, U.S. and Canadian rig counts increased dramatically between 2002 and 2008.  According to a report prepared by Spears & Associates, Inc., following an approximately 14% and 7% projected decline in U.S. and Canadian rig counts respectively from 2008 to 2009, U.S. and Canadian rig counts are again expected to increase at a compound annual growth rate of approximately 3% and 1%, respectively, between 2009 and 2014. Furthermore, more technically sophisticated drilling methods, such as horizontal drilling, combined with higher oil and natural gas prices relative to long term averages, are making E&P in previously underdeveloped areas like Appalachia and the Rockies more economically feasible. As part of this trend, there has been growing commercial interest in several shale deposit areas in the U.S., including the Bakken, Barnett, Fayetteville, Haynesville and Marcellus shales.

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

Three factors have come together in recent years to make shale gas production economically viable: (1) advances in horizontal drilling, (2) advances in hydraulic fracturing, and (3) increases in natural gas prices in the last several years as a result of significant supply and demand pressures. Analysts have estimated that by 2011, most new reserves growth (50% to 60%, or approximately 3 bcf/day) will come from unconventional shale gas reservoirs. The total recoverable gas resources in four shale gas plays (the Haynesville, Fayetteville, Marcellus, and Woodford) may be over 550 tcf. This potential for production in the known onshore shale basins, combined with other unconventional gas plays, is predicted to contribute significantly to the U.S.’s domestic energy outlook.

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

Oil and Natural Gas Leases

General

The typical oil and natural gas lease agreement provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well(s) drilled on the leased premises. This amount will typically range from 1/8th (12.5%) resulting in a 87.5% net revenue interest to us to 3/16th (18.75%) resulting in an 81.25% net revenue interest to us for most leases we directly acquire.

Because the acquisition of leases is a very competitive process and involves certain geological and business risks to identify productive areas, prospective leases are often held by other oil and natural gas companies. In order to gain the right to drill these leases, we may elect to farm-in leases and/or purchase leases from other oil and natural gas companies. Many times, the assignor of such leases and/or lease brokers or finders will reserve an overriding royalty interest (an “ORRI”), which may further reduce the net revenue interest available to us to between 75% and 80%.

Oil and natural gas leases generally have a primary term of three to five years but provide that if wells on the property are producing or drilling is underway, the lease continues and is said to be “held by production” for as long as the production continues.

Participations

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

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Although we do not currently plan to hedge any of our production, it is likely that hedges will be a requirement of any senior debt facility that we put in place for future acquisitions.

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

We had total estimated proved developed reserves of 122,986 mcf, and no estimated proved undeveloped reserves, of natural gas at December 31, 2010.

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

Many of the wells drilled in the Marcellus Shale in Pennsylvania and West Virginia are horizontal, and, at some point, we expect to drill a horizontal well to test the concept in this field.  We believe that a horizontal well at this depth could be drilled and completed for $1.0 million to $1.2 million and that it could reasonably be expected to produce at much higher rates than the vertical wells.  However, because Marcellus Shale wells have not yet been drilled on the property, formal proved reserve reports relating to the Java Field are not yet possible and there can be no assurance that our expectations will prove out.  In addition, the State of New York is not currently issuing permits for horizontal drilling in the Marcellus Shale pending the outcome of an environmental review of the impacts of hydraulic fracturing in the Marcellus shale in New York.

The current production on the Java Field is being sold to a local manufacturing plant that accepts gas deliveries an average of 18 days per month.  However, higher levels of production generated as a result of field expansion and development would be sold, we expect, not only to the manufacturing plant but also into a public intrastate transportation line located approximately 12 miles north of the Java Field.  Our Java Field pipeline system has an existing tap into that line, which leads directly to the New York City area.  Natural gas pricing in the area historically has averaged above posted NYMEX pricing and has occasionally been significantly above NYMEX pricing in peak winter months.

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

Economic Factors

The Java Field and the associated pipeline systems were acquired on August 31, 2009.  In addition to landowner royalties, a number of the leases carry additional burdens in the form of ORRI’s.  As a result, the average NRI of the leases prior to closing was approximately 81%.  As a part of the overall consideration, the purchase and sale agreement provided that the seller retain a 1% ORRI on each lease.  We paid a finder’s fee for the Java Field of $110,000 to a finder as well as a 2% ORRI on the existing leases. As a result, the overall average NRI to us going forward will be approximately 78%.

Based on our internal estimates, we believe that the finding cost of natural gas to be produced from the Marcellus and associated shales in the Java Field will be approximately $1/mcf.

Plans for Development

We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were re-completed in the Marcellus Shale and fracked in May and June of 2010.  The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York. Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource.  We now believe that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource. However, as indicated above, the current regulatory limits in New York regarding water volumes for hydraulic fracturing have rendered that approach unfeasible for the time being. As soon as the New York Department of Environmental Conservation has completed its work relative to permitting of horizontal wells and is prepared to issue permits, we expect to proceed with the next phase of development of the property and the expansion of our acreage position in western New York.  However, no assurances can be given that such permits will be granted by the State of New York this year, if at all.  If we are unable to obtain a permit for horizontal Fracturing, our wells may not be commercially viable.  In the mean time, enhancement of the existing wells and pipeline systems in the field is ongoing.

Coal Creek Prospect – Sequoyah County, Oklahoma

The Coal Creek Prospect is a developmental prospect targeting the Brent Sand, a shallow gas reservoir present in the Arkoma Basin of eastern Oklahoma.  We have approximately 677 gross acres under lease near the town of Muldrow, Oklahoma. The following map shows the location of the Coal Creek Prospect.

We previously closed a “farm-out” transaction with Wentworth Operating Company of Edmond, OK (“Wentworth”), wherein we sold Wentworth our pipeline right-of-way and agreed to grant Wentworth an undivided 70% interest in all the leases following completion by Wentworth of construction of a natural gas gathering system and approximately three miles of pipeline to connect the Cook #1 and future wells to an Arkansas Oklahoma Gas Company (AOG) pipeline to the south.  In addition, Wentworth agreed to fund, drill, and complete the Gipson #1, a direct offset to the Cook #1 and a twin well to the Eglinger #1 well.

As a result of amendments to the farm-out agreement with Wentworth, we own 35% of the working interest in the Cook #1 and 25% of the working interest in the Gipson #1, with Wentworth and other industry partners owning the balance.  We believe there are multiple offset drilling locations and expect those locations to be drilled in the future as part of the overall development plan for the Coal Creek prospect.

Although our general philosophy is to operate all of our properties, we have a long-standing relationship with Wentworth and are comfortable with it as the operator of this property.  Wentworth has a similar property that is only a few miles away and, as a result of this arrangement, both projects will be able to share a pipeline tap and processing facilities resulting in a significant cost savings to us.  We believe other operational efficiencies will also result from this arrangement.

Plan of Operation for the Remainder of 2011

Two wells in our Coal Creek project have been completed and are currently producing and 17 wells in the Java Field are currently producing. In addition to our planned development program for the Java Field, and contingent upon our ability to raise additional capital, we may engage in additional expenditures over the next 12 months for the acquisition of producing properties and the drilling and/or re-completion of additional wells on owned or acquired acreage.

On June 1, 2011, we entered into an acquisition agreement wherein we will issue 20,000,000 common shares to acquire a 100% membership interest in a Louisiana company that owns and operates a producing field and has properties in four other fields under a Purchase and Sale Agreement.  We expect this transaction to close on or before June 30, 2011.  Acquisitions of this type could accelerate our growth, add proved developed reserves to our asset base and provide a strong foundation for future growth.  There can be no assurance, however, that any acquisitions of the types described above will be consummated or, if consummated, will prove productive or profitable.

If the acquisition referenced above is successful, then we anticipate multiple workovers and re-completions in those fields in the second half of 2011 at an aggregate cost of approximately $1,300,000 and we will likely hire additional administrative and field personnel in the third quarter of 2011 to support that effort.

There can be no assurance, however, that the acquisition of these properties will be successful or that financing for the future development of these properties or the Java Field will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our needs. If we are unable to obtain the financing necessary to support these expenditures, we may not be able to proceed with our plan of operation.

Government Regulations

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permit or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action FERC will take on these matters. Some of FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom we compete.

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

 Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the natural gas and crude oil industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our consolidated financial position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed, or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”) regulations currently classify certain wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of natural gas and crude oil. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

Oil Pollution Act of 1990

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

U.S. Environmental Protection Agency

U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The RCRA provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

Resource Conservation and Recovery Act

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Air Pollution Control

The Clean Air Act and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Naturally Occurring Radioactive Materials ("NORM")

NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Abandonment Costs

All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. As necessary, we post financial assurance deposits with regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

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

Employees

As of June 2, 2011, we had two full-time employees and two part-time employees, including our executive officers, as well as two consultants working on a consistent basis.  We believe the relationship we have with our employees is good.   We anticipate the need for additional accounting and technical personnel and, although demand for quality staff is high in the oil and gas industry, we believe we will be able to fill these positions in a timely manner.

GLOSSARY OF OIL AND GAS TERMS

The following are the meanings of some of the oil and gas industry terms that may be used in this annual report.

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

BCF: Billion cubic feet.

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

MCF:  Thousand cubic feet.

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

Shut in:  Not currently producing.

TCF:  Trillion cubic feet.

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

ITEM 1A.       RISK FACTORS

Risks Relating to Our Business:

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

Although we incurred net income of $6,561,235 for the year ended December 31, 2010 compared to a net loss of $1,931,539 for the year ended December 31, 2009, the net income for the year ended December 31, 2010 was the result of a noncash unrealized gain on change in derivative value related to conversion features in our debt instruments in the amount of $10,773,500 primarily offset by our loss from operations of $3,138,801 and interest expense of $1,077,269.  In addition, at December 31, 2010, we had a working capital deficit of $2,344,735 and a stockholders’ deficit of $3,463,007. We can provide no assurance that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2010 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2011.

Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses from operations, negative cash flows from operating activities and have a working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing revenues or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses from operations increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are an exploration stage company and have minimal current revenues.  Our business plan depends on our ability to acquire producing reserves and/or explore for and develop oil and gas reserves and place any such reserves into production.  Because we have a limited operating history, it is difficult to predict our future performance.

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

Until the third fiscal quarter of 2009, we had no revenues from operations. We have yet to generate positive earnings from operations and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on raising sufficient capital to develop our existing properties and acquire new properties and the execution of a successful drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing, existing shareholders may suffer substantial dilution.

We will require additional funds to complete pending acquisitions and drill or re-complete wells on our existing properties. We anticipate that we will require up to approximately $11,000,000 to adequately fund our acquisitions and projected operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will likely be required to effectively support the operations and to otherwise implement our overall business strategy. We have raised some capital to date, including through the sale of the Debentures (discussed below), but we currently do not have any contracts or firm commitments for additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.  An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations.  If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Our lack of diversification will increase the risk of an investment in our company, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in the Java Field in New York and Coal Creek in Oklahoma.  Larger companies have the ability to manage their risk by geographic diversification.  However, we will lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

We have no experience in drilling new development wells to the Marcellus Shale. As of the date hereof, we own 19 existing wells on our Java Field properties.  Although we have recompleted two of those wells in the Marcellus Shale and the initial results have been promising, we have limited information with respect to the ultimate recoverable reserves and the production decline rate in the Marcellus Shale than we have in our other areas of operation. To the extent that we decide to re-enter and recomplete other existing wells, the wells will be susceptible to mechanical problems such as casing collapse and lost equipment in the wellbore. In addition, the fracturing of the Marcellus Shale will be more extensive and complicated than fracturing the geological formations in our other areas and will require greater volumes of water than conventional gas wells.  The management of water and the treatment of produced water from Marcellus Shale wells may be more costly than the management of produced water from other geologic formations.  These Marcellus Shale wells may also require horizontal drilling which would further increase our development costs.

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

Pending New York legislative initiatives and environmental studies of the effect of hydraulic fracturing may limit our exploration and developmental efforts in the Marcellus Shale in New York.

The New York Department of Environmental Conservation is currently engaged in an environmental review of the impacts of hydraulic fracturing in the Marcellus shale in New York.  New York has imposed a moratorium on hydraulic fracturing until July 2011.  Additionally, bills have been introduced in the New York State legislature that, if enacted, could result in the imposition of a moratorium on hydraulic fracturing operations in the Marcellus shale.  The imposition of such a moratorium or any negative outcome of an environmental study leading to restrictions, limitations or prohibitions on hydraulic fracturing in New York could limit our exploration and developmental efforts in the Marcellus shale.  This could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan.

If we are unable to continue to retain the services of Messrs. Randy M. Griffin and David L. Freeman or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue operations.

Success depends to a significant extent upon the continued services of Mr. Randy M. Griffin, our Chief Executive Officer, and David L. Freeman, our Executive Vice President of Oil & Gas Operations. Loss of the services of Messrs. Griffin or Freeman could have a material adverse effect on growth, revenues, and prospective business. We currently do not have key-man insurance covering Messrs. Griffin and Freeman. While we intend to obtain such insurance, we cannot assure you, however, that this insurance will be available at a reasonable cost or at all.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find and attract new employees and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our directors and executive officers control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of June 2, 2011, our directors and executive officers beneficially owned approximately 43% of our outstanding common stock in the aggregate.  Our directors and executive officers, in their capacities as stockholders, may have significant influence over our policies and affairs, including the election of directors.  Should they act as a group, they will have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders.  Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders.

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

Risks Relating to Our Industry:

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  For example, our total estimated proved developed reserves as of December 31, 2010 were 122,986 mcf compared to 66,821mcf as of December 31, 2009. This 84% increase in proved developed reserves is a result of revisions of 96,780 mcf from the prior period.

In addition, economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

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

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $61.95 in 2009 and $79.48 in 2010, and the average wellhead price per thousand cubic feet of natural gas was $3.71 in 2009 and $4.16 in 2010 (source: U.S. Energy Information Administration).We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Decreases in the prices of oil and natural gas may have a material adverse effect on our consolidated financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Factors beyond our control affect our ability to market production and our financial results.

The ability to market oil and gas produced from our wells depends upon numerous factors beyond our control.  These factors include:

•	the extent of domestic production and imports of oil and gas;
•	the proximity of the gas production to gas pipelines;
•	the availability of pipeline capacity;
•	economic conditions experienced by commodity buyers;
•	the demand for oil and gas by utilities and other end users;
•	pipeline curtailments and/or delays;
•	the availability of alternative fuel sources;
•	the effects of inclement weather;
•	state and federal regulation of oil and gas marketing; and
•	federal regulation of gas sold or transported in interstate commerce.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our consolidated results of operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our consolidated financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our consolidated financial position and operations.

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

Risks Relating to Our Common Stock:

There has been a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for our Common Stock on the Pink Sheets for the foreseeable future.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the Pink Sheets may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with relatively low volume, based on quotations on the “Pink Sheets”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our  Board of Directors.  As of June 2, 2011, there were 48,704,159 shares of our common stock and no shares of our preferred stock outstanding.  There are 4,952,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan.  These numbers do not include shares of our common stock issuable upon the exercise of outstanding options and conversion of outstanding convertible promissory notes.

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

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and our company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices are currently located in Spring Valley Center, a six-story office complex at 5220 Spring Valley Road, Dallas, Texas 75254.  The current lease for our office space (Suite 525) expired September 30, 2008 and we are currently occupying the premises on a month-to-month arrangement.  The existing office space covers 1,492 square feet with a monthly rent of $2,293.  Due to the increase in staffing that will likely be required for accounting and technical support of our operations; we anticipate the need for more office space in the near future, possibly in the second or third quarter of 2011.  Our management believes that there is ample space to accommodate such growth in the existing building complex or in a number of surrounding commercial office buildings.

See “Item 1.  Description of Business” for descriptions of our oil and gas properties.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm business.  To the best of our knowledge, there is currently no pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Pink Sheets under the symbol “MSEH.” Prior to February 23, 2011, our common stock traded on the Over-the-Counter Bulletin Board under the symbol “MSEH.”  Prior to August 4, 2009, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “MSQT.”  Prior to December 14, 2009, no shares of our common stock were traded. For the periods indicated, the following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2009
	High	Low
Fourth Quarter	$1.48	$0.40

	Fiscal Year 2010
	High	Low
First Quarter	$3.50	$0.52
Second Quarter	$2.86	$0.36
Third Quarter	$0.43	$0.17
Fourth Quarter	$0.20	$0.07

On June 1, 2011, the closing sale price of our common stock was $0.10 per share and there were approximately 127 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   Also, the terms of the convertible promissory notes restrict our ability to pay dividends.  We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Penny Stock Regulations

Our stock is presently regulated as a penny stock, and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.  The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5.00 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria.  Under these rules, our common stock is currently classified as a penny stock.  As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

Stock Transfer Agent

Our Stock Transfer Agent is Continental Stock Transfer & Trust Company, located at 17 Battery Place, New York, New York 10004.

Recent Sales of Unregistered Securities

None.

ITEM 6.                  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

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

The current production from the Java Field is being sold to a local manufacturing plant.  When we acquired the Java Field in August of 2009, two of the existing wells had never been hooked up to the pipeline system and the others had not received adequate and appropriate maintenance in a number of years prior to our acquisition of the field.  In the fourth quarter of 2009, we initiated efforts to work over several of the existing wells, replace meters and associated equipment and generally upgrade maintenance in the field which resulted in increased existing production levels.

The first phase of development of the Marcellus Shale was also initiated in the fourth quarter of 2009.  We initially evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were re-completed and fracked in May and June of 2010.  The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York. Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource.  The Company now believes that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource. However, as indicated above, the current regulatory limits in New York regarding water volumes for hydraulic fracturing have rendered that approach unfeasible for the time being. As soon as the New York Department of Environmental Conservation has completed its work relative to permitting of horizontal wells and is prepared to issue permits, the Company expects to proceed with the next phase of development of the property and the expansion of its acreage position in western New York.  In the mean time, enhancement of the existing wells and pipeline systems in the field is ongoing.

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

Contract Operating Agreement with Payson Petroleum, Inc.

On July 1, 2010, Mesa Operating entered into a Contract Operating Agreement with Payson Petroleum, Inc. (“Payson”), a Dallas based oil and gas company, pursuant to which Mesa Operating was to manage the drilling, completion and production of Payson’s Auldean Brown #1 well in Grayson County, Texas.  That agreement was terminated in December 2010 by mutual agreement due to delays in the timing of drilling of the Auldean Brown #1.

Going Concern

As indicated in the accompanying consolidated financial statements, we have incurred recurring losses from operations and had a working capital deficit at December 31, 2010 of $2,344,735.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses, we sold stock and our officers and directors funded us through notes payable.  There can be no assurance that we can sell stock or debt or that the officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans; that we cannot create a source of recurring revenues; or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following is a reconciliation of our net income (loss) in accordance with GAAP to our Adjusted EBITDA for the years ended December 31, 2010 and 2009:

	2010	2009

Net income (loss)	$6,561,235	$(1,931,539)

Add Back:

Interest expense	930,197	1,617,297
Amortization of deferred financing costs	147,072	38,197
Income tax expense	-	-
Depreciation, depletion, accretion and impairment	1,136,305	28,619
Gain on change in derivative value	(10,773,500)	(1,921,700)
(Gain)/loss on sales of assets	-	1,151,997
Share-based compensation	1,131,541	341,000

Adjusted EBITDA	$(867,150)	$(676,129)

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

•	In the first quarter of 2010, James J. Cerna, Jr., Fred B. Zaziski and Kenneth T. Hern joined our Board of Directors, resulting in a majority of the Board being independent;
•	We have formed an Advisory Board to provide subject matter expertise and strategic guidance to management;

•	We have initiated our efforts to increase production from the existing wells in the Java Field and have begun the testing of the Marcellus Shale in two of the existing well bores.
•	We have completed drilling and begun production on two wells on our Coal Creek Prospect.

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenue

We generated revenues of $61,647 for the year ended December 31, 2010 and $16,639 for the year ended December 31, 2009.  The increase in revenue is a result of a full year of production from the Java Field wells in 2010, compared to only four months in 2009.  We received average prices of $4.51 and $4.14 per Mcf for our natural gas production during 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $3,200,448, an increase of $2,129,819 from $1,070,629 for the year ended December 31, 2009, excluding the $1,151,997 loss on the sale of oil and gas properties.  The increase was primarily due to (1) higher legal and professional fees and other general and administrative expenses that were incurred in 2010 both in general (first full year as a fully reporting company) and for work related to a proposed offering that was not consummated, (2) expensing of the value of options and restricted stock given to new directors and advisory board members, and (3) significant impairment of $1,039,254, per accounting requirements, of the value of the Java and Coal Creek fields.  We will continue our efforts to manage administrative costs going forward.

Loss on sale of oil and gas properties

In 2009, we sold 100% of our member interest in Poydras to St. Francisville Oil & Gas, LLC (“St. Francisville”).  St. Francisville agreed to assume all the assets and related liabilities of the Main Pass 35 Project and the IP #1 well, which amounted to $2,627,655 of assets and $1,475,658 of liabilities.  Mesa recognized a loss of $1,151,997.  There were no sales of oil and gas properties in 2010.

Depreciation and Amortization

Depreciation, depletion, amortization, accretion, and impairment expense for the years ended December 31, 2010 and 2009 was $1,136,305 and $28,619, primarily due to the impairment from the expiration of non-essential mineral leases.

Gain on Change in Derivative Value

Gain on change in derivative value in 2010 is derived from the noncash gain associated with the change in value of the conversion feature of our convertible promissory notes issued in 2009 and 2010.  The conversion feature is accounted for as an embedded financial derivative and, accordingly, is valued each reporting period based on a valuation model that considers market rate inputs and management’s assumptions.  The change in value is recorded in the statement of operations.  The change in derivative valuation is a noncash adjustment.

Interest Income and Expense

Interest expense was $1,077,269 for the year ended December 31, 2010 as compared to interest expense of $1,655,494 for the year ended December 31, 2009, a decrease of $578,225. The difference was due to the amortization of the debt discount and deferred financing cost for our 2009 Private Placement.  We also recorded a gain on the change in the value of our derivative liability of $10,773,500 for the year ended December 31, 2010 and a gain of $1,921,700 for the year ended December 31, 2009.   Interest income for the same periods was $3,805 and $617, respectively.

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

Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. We also recognize that the price of natural gas has decreased significantly during the last 18 months and that natural gas has yet to fully recover to previous levels.  If the price of natural gas remains depressed and the markets remain volatile, we expect that these or other factors could adversely affect our ability to raise additional capital.  If we are unable to raise sufficient additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations will be materially impaired.

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

Subsequent to December 31, 2009, we conducted further closings (the “Additional 2010 Closings”) of the 2009 Private Placement on January 15, 2010, for $615,000, and on January 25, 2010, for $50,000.  We incurred an aggregate of $91,638 in placement fees in connection with the Additional 2010 Closings.

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

The proceeds from the initial closing of the 2009 Private Placement allowed us to complete the Merger and acquire the Java Field.  We applied the proceeds from the remaining closings of the 2009 Private Placement towards the implementation of our plan for the development of the Java Field and for general working capital purposes.

As of December 31, 2010, we had a working capital deficit of $2,344,735 as compared to a working capital deficit of $7,518,536 as of December 31, 2009. The decrease in our working capital deficit was primarily attributable to our decrease in derivative liability of $7,461,680.  The decrease of $250,150 in current assets during the period was attributed to a decrease in cash.

As of December 31, 2010, the outstanding balance of principal and accrued interest on debt was $2,904,274, a net increase of $742,230 from the outstanding balance of $2,162,044 as of December 31, 2009.  This net increase was primarily due to accrued interest as well as we received $665,000 upon the closings of the 2009 Private Placement that was completed in 2010.

Cash and Accounts Receivable

At December 31, 2010, we had cash and cash equivalents in the bank of $6,096, compared to $267,141 at December 31, 2009.  The $261,045 decrease in cash and cash equivalents was primarily due to expenditures for general and administrative expenses of the Company.

Liabilities

Accounts payable and accrued expenses increased by $512,911 to $845,649 at December 31, 2010, from $332,738 at December 31, 2009. The increase was attributable to accrued interest expense and accrued payroll and legal fees.

Notes payable to related parties decreased $22,000 from $494,400 on December 31, 2009 to $472,400 on December 31, 2010 as a result of net repayments on loans from our CEO.

Cash Flows

For the year ended December 31, 2010, the net cash used by operating activities of $416,945 reflected working capital requirements to fund operating, general and administrative activities and our completion of the reverse merger.  The net cash used by operating activities was $501,361 for the year ended December 31, 2009.

For the year ended December 31, 2010, net cash used by investing activities was $415,462 compared to $637,263 for the same period in 2009. The principal investing activity in 2010 related to the payment of $435,462 of oil and gas development costs, while principal investing activity in 2009 related to the payment of $597,263 of oil and gas development cost.

For the year ended December 31, 2010, net cash provided by financing activities was $571,362, compared to $1,093,818 for the year ended December 31, 2009.  The Company issued debt in 2009 and 2010 to fund oil and gas development and working capital needs.

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

Critical Accounting Policies

Oil and Gas Properties, Successful Efforts Method

We use the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  We follow the Accounting Standards Codification ASC 360 Property, Plant, and Equipment, for these evaluations.  Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

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

New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, December 31, 2010 and 2009, and for the period from April 25, 2003 (inception) through December 31, 2010, are included beginning on Page F-1 immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.
We had not fully developed and effectively communicated to our employees our accounting policies and procedures. This resulted in inconsistent application of such policies and procedures in our financial statements in 2010. Since these entity level control weaknesses had a pervasive effect across the organization, management concluded that these circumstances constituted a material weakness in our system of financial reporting.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure and the recording of equity and debt transactions. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management concluded that this control deficiency constituted a material weakness.

3.
As of December 31, 2010, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Management is evaluating the process to address the material weaknesses, including:

(a)
considering the engagement of additional consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

(b)	increasing our workforce in preparation for exiting the exploration stage and beginning operations; and

(c)	hiring an experienced Chief Financial Officer.

We believe that these combined efforts, if successful, will remedy the material weaknesses in our current system of internal control over financial reporting

 (b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 for the reasons indicated above. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by GBH CPAs, PC, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names of our directors and executive officers and their ages, titles, and biographies  as of  December 31, 2010  are set forth below:

Name	Age	Title	Date First Appointed
Randy M. Griffin	57	Chairman of the Board and Chief Executive Officer	August 31, 2009
Ray L. Unruh	64	President, Secretary, Chief Financial Officer and Director	August 31, 2009
David L. Freeman	53	Executive Vice President – Oil and Gas Operations	August 31, 2009
James J. Cerna, Jr.	42	Director	January 5, 2010
Kenneth T. Hern	73	Director	January 27, 2010
Fred B. Zaziski	58	Director	January 5, 2010

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

Ray L. Unruh has served as our President, Secretary, Chief Financial Officer and a director since August 31, 2009.  He had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.  Mr. Unruh’s responsibilities include oversight and management of company operations including drilling and land management.  He performed the same functions for MEI’s predecessor entity, Mesa Energy, LLC, from its inception in April 2003.  From March 1999 until March 2003, Mr. Unruh served as Vice-President of Santa Fe Petroleum, L.L.C. and President of its operating affiliate, TexTron Southwest, LLC.  Mr. Unruh left Santa Fe Petroleum, LLC and TexTron Southwest, LLC, in March 2003 with Mr. Griffin to form and operate Mesa Energy, LLC.  Previously, Mr. Unruh performed management and financial consulting services for Texas Northern Oil Company in the early 1990’s and Phoenix Resources, LLC from 1995 to 1998.  He owned and operated Red River Energy and Supply Company, an oil field equipment company in the early 1980’s.  Mr. Unruh attended Oklahoma State University, where he majored in Business Administration and Finance.

David L. Freeman has served as our Executive Vice President – Oil and Gas Operations since August 31, 2009.  He has served in the same position with MEI since January 1, 2008.  Mr. Freeman has over thirty years experience in oil and gas operations, business development, and property transactions.  From 2003 until July 2005, Mr. Freeman worked as an acquisition consultant to Celebrex Energy, LLC.  From August 2005 until July 2006, Mr. Freeman generally spent his time involved in cleanup activities related to Hurricane Katrina.  He subsequently worked as Manager and a partner in Poydras Energy Partners, LLC until January 2008. Early in his career, Mr. Freeman received extensive training in Electronics Technology and Business Management at Delgado Junior College, Port Sulphur Vo-Tech School, and Our Lady of Holy Cross College, as well as 500 hours of professional training in petroleum production operations at the Petroleum Institute of Technology.

James J. Cerna, Jr. was appointed to our Board of Directors on January 5, 2010.  From May 2006 to May 2009, Mr. Cerna served as Chairman of the Board of Lucas Energy, Inc. (NYSE Amex: LEI), and was also CEO and President thereof from May 2006 until September 2008.  From 2004 to 2006, Mr. Cerna was President of the privately held Lucas Energy Resources.  Prior to joining Lucas Energy, Mr. Cerna was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC from 2001 to 2004. He was the founder and CEO of NetCurrents, Inc., (NASDAQ: NTCS), an organization that focuses on Internet information monitoring and analysis. Prior to NetCurrents, Mr. Cerna was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Mr. Cerna has received five certificates of achievement from the Institute of Chartered Financial Analysts.  He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry. Mr. Cerna is the Public Affairs Officer and Pilot with the Civil Air Patrol, U.S. Air Force Auxiliary, Squadron 192.  Currently, in addition to serving on our Board, he acts as an advisor to the board of directors of several traditional and green energy companies.  Mr. Cerna received a BS in Finance from the California State University, Chico, in 1990.

Kenneth T. Hern was appointed to our Board of Directors on January 27, 2010.  Mr. Hern currently serves, and has served since November 2009, on the Board of Directors and as Chairman of the Governance Committee of Flotek Industries, Inc. (NYSE: FTK), a supplier of drilling and production related products and services to the energy and mining industries.  Mr. Hern also served as Chairman of the Board and CEO of Nova Biosource Fuels, Inc. (NYSE Amex: NBF) (Nova), a leading provider of biodiesel fuel, and held that position from December 2, 2005 to April 2010.  Nova filed Chapter 11 in April 2009 seeking protection under federal bankruptcy statutes. By October 2010, the court approved dismissal of all Nova entities.  From January 2003 to December 2005, Mr. Hern was Chairman of the Board of Homeland Renewable Energy LLC, a privately held holding company of Fibrowatt LLC.  Fibrowatt LLC is a developer, builder, owner and operator of poultry litter-fueled power plants, and is based in Pennsylvania.  From 1969 to 1994, Mr. Hern served in several capacities at Texaco, Inc., including President and Chairman of the Board of Texaco Brazil from 1989 to 1994.  Mr. Hern earned a B.A. in Chemistry from Austin College in 1960 and an M.S. in Organic Chemistry from North Texas State University in 1962.  Mr. Hern also received Associates Degrees from the Wharton School of Business and from Carnegie Mellon University in 1990 and 1991, respectively.

Fred B. Zaziski was appointed to our Board of Directors on January 5, 2010.  Mr. Zaziski was President and CEO of Epsilon Energy Ltd. (TSX: EPS), a publicly traded exploration and production company based in Toronto and Houston, from [month] 2007 to May 2009.  From March 2007 until July 2008, Mr. Zaziski served as President and Chairman of PetroSouth Energy Corp. (OTCBB: PSEG), another publicly traded exploration and production company based in Houston, and from October 2004 to January 2007, he served as President, CEO and a Director of Falcon Natural Gas Corp., Houston (FNGC.PK).  Prior to 2004, Mr. Zaziski worked in a number of senior management capacities for a number of other oil & gas companies including National Petroleum Technology Company, Saudi Arabia (1997 – 1999) and Halliburton Energy Services, Bahrain (1977 – 1997).  Currently, Mr. Zaziski also serves as a Managing Director of the Wilcox Energy Gas Fund, LLC.  Mr. Zaziski graduated from Pennsylvania State University with a BSc, in petroleum engineering in 1976. He received an MBA in Organizational Management and a Masters in International Business from Cairo University, Egypt in 1986 and 1987, respectively. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute and the American Society of Mechanical Engineers.

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as disclosed above, none of our existing directors or executive officers have been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Our Advisory Board currently includes Robert C. Avaltroni, Jeffrey A. Chadwick, Arthur J. Pyron and Nicholas A. Spano.

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

•
Other members of the Advisory Board each received restricted stock grants under our 2009 Equity Incentive Plan with respect to 24,000 shares of our common stock, with respect to 6,000 of which the restrictions lapse immediately upon appointment to the Advisory Board and with respect to an additional 6,000 shares the restrictions will lapse on each of the six-month, one-year and eighteen-month anniversaries of such appointment;

•
The prior Chairman of our Advisory Board received options to purchase 226,000 additional shares of our common stock upon his appointment, which options shall have an exercise price equal to the fair market value of our common stock on the date of grant.  All of these options are now fully vested; and

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

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Messrs. Griffin and Unruh have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Cerna, Hern and Zaziski are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Code of Ethics

We have not yet adopted a written code of ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.               EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal years 2010 and 2009.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy M. Griffin,	2010	$70,000	—	—	—	—	—	—	$70,000
CEO (1)	2009	—	—	—	—	—	—	—	—

(1)
Effective August 31, 2009, in connection with our reverse merger, Mr. Griffin became the registrant’s Chief Executive Officer and Chairman of the Board.  Mr. Griffin had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003.  Mr. Griffin is currently entitled to an annual salary of $150,000 for his services to us as Chairman of the Board and Chief Executive Officer according to his employment agreement with us (See, below, under “Employment Agreements with Executive Officers”).  However, in order to support Mesa and his substantial equity stake, Mr. Griffin previously waived his salary through June 30, 2010 and the balance is currently being accrued.  We have no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above, other than the reimbursement to all directors of reasonable out-of-pocket expenses incurred in attending meetings.

Employment Agreements with Executive Officers

We entered an employment agreement with Mr. Griffin provides that he will serve as our Chairman of the Board of Directors and Chief Executive Officer, effective August 31, 2009.   Pursuant to the agreement, Mr. Griffin will receive annual compensation of $120,000 for the first year of employment, $150,000 for the second year and $180,000 for the third year and any years thereafter unless adjusted by the Board within its sole discretion.  Mr. Griffin has previously waived said compensation through June 30, 2010 and the balance is currently being accrued.  In addition, Mr. Griffin is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In the event that Mr. Griffin terminates the employment agreement for Good Reason (as defined therein) or we terminate the employment agreement without Cause (as defined therein), Mr. Griffin will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which he was a participant immediately prior to his last date of employment with us for a period of one year following the termination of employment.  The term of the employment agreement is for a period of three years and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
James J. Cerna, Jr.	$6,000	$183,497	$189,497
Kenneth T. Hern	6,000	265,793	271,793
Fred B. Zaziski	6,000	183,497	189,497
Total:	$18,000	$632,787	$650,787

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 2, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner1	Amount and Nature of Beneficial Ownership2		Percentage of Class3

Randy M. Griffin	13,539,841	(4) (8)	27.80%
Ray L. Unruh	7,162,271	(5) (8)	14.71%
David L. Freeman	4,821,500	(7)	9.90%
Kenneth T. Hern	187,500	(6)	*
Fred B. Zaziski	187,500	(6)	*
James J. Cerna, Jr.	187,500	(6)	*

All directors and executive officers as a group (6 persons)	21,086,112	(8)	42.80%

* Indicates beneficial ownership of less than 1%.

1	Unless otherwise noted, the mailing address of each beneficial owner is c/o Mesa Energy Holdings, Inc., 5220 Spring Valley Road, Suite 525, Dallas, Texas 75254.
2
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 2, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

3	Percentages are based upon 48,704,159 shares of Common Stock issued and outstanding as of June 2, 2011.
4
Includes 1,735,740 shares owned by Amagosa Investments Ltd.  Mr. Griffin, as General Partner of Amagosa Investments Ltd., has voting and investment control over shares held by such entity.  Also includes an aggregate of 5,000,000 shares of common stock that may be purchased from Ray Unruh and Unruh & Unruh Properties Ltd.

5
Includes 551,030 shares owned by Ray L. Unruh Profit Sharing Plan, of which Mr. Unruh is a trustee and has voting and investment control over shares held by such entity, and 2,632,539 shares owned by Unruh & Unruh Properties Ltd.  Mr. Unruh, as President of the General Partner of Unruh & Unruh Properties Ltd., has voting and investment control over shares held by such entity. Includes the 5,000,000 shares owned by Ray Unruh and Unruh & Unruh Properties Ltd. that may be purchased by Randy Griffin.

6	Represents shares of common stock that may be issued upon exercise of non-incentive stock options granted under our 2009 Equity Incentive Plan.
7
Consists of 3,471,480 shares owned by Freeman Energy LLC and 1,350,020 shares owned by H S Investments LLC.  Mr. Freeman, as the sole Member of each of Freeman Energy LLC and H S Investments LLC has voting and investment control over shares held by such entities.

8
As Mr. Griffin has an option to purchase an aggregate of 5,000,000 shares of common stock from Ray Unruh and Unruh & Unruh Properties Ltd., such shares have been included as beneficially owned by each of Messrs. Griffin and Unruh.  However, such 5,000,000 shares have only been included once in the beneficial ownership of all officers and directors as a group, since a purchase of the shares by Mr. Griffin would increase his share ownership while proportionally decreasing from Mr. Unruh, both of whom are officers and directors.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our 2009 Equity Incentive Plan on August 20, 2009 and the plan was approved by the holders of a majority of our outstanding shares of common stock on August 21, 2009.  The 2009 Equity Incentive Plan allows for awards of up to an aggregate of 5,000,000 shares of our common stock, subject to adjustment under certain circumstances.  If an incentive award granted under the 2009 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Equity Incentive Plan.  As of April 1, 2011, we have outstanding option awards under the 2009 Equity Incentive Plan exercisable for an aggregate of 1,048,000 shares of our common stock, and our Board has granted awards of restricted stock with respect to an aggregate of 48,000 shares. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

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
(2)
Does not include 1,000,000 shares of common stock which we were required to issue pursuant to the IR Shares Escrow Agreement between us and Gottbetter & Partners, LLP, as escrow agent, 358,900 of which had been disbursed to an investor relations firm pursuant to such agreement prior to our 2010 fiscal year end.

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 1, 2005, we issued a promissory note to Sycamore Resources, Inc., an entity controlled by Randy M. Griffin.  The note bears interest at 6% per annum and with a maturity date of March 31, 2007, which has been extended to May 31, 2012.  As of December 31, 2010, the outstanding principal amount under the note was $238,000.

On April 1, 2005, we issued a promissory note to Cherokee Financial Corporation, an entity controlled by Ray L. Unruh.  The note bears interest at 6% per annum and with a maturity date of March 31, 2007, which has been extended to May 31, 2012.  As of December 31, 2010, the outstanding principal amount under the note was $213,400.

On June 17, 2009, Sycamore Resources, Inc., an entity owned by Randy M. Griffin, entered into the Purchase and Sale Agreement with Hydrocarbon Generation, Inc. to acquire the Java Field in Wyoming County, New York.  The purchase price was $330,000.  Sycamore assigned the Java Field to us upon the consummation of the reverse merger.

On August 30, 2010, we issued a promissory note to Randy M. Griffin, our CEO.  The note bears interest at 6% per annum and with a maturity date of September 30, 2010, which has been extended to August 30, 2011.  As of December 31, 2010, the outstanding principal amount under the note was $21,000.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	2010	2009
Audit fees (1)	$78,890	$50,915
Audit-related fees (2)	12,359	5,490
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$91,338	$56,405

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

Audit Committee’s Pre-Approval Practice

Our Board currently has no separate Audit Committee.  Accordingly, the entire Board of Directors functions as our audit committee.  Our Board is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Board.  It is our Board’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees there for and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.  During fiscal 2010 and 2009, all such services were pre-approved by the Board in accordance with this policy.

Our Board selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2010.  In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (1)
2.2	Articles of Merger (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (3)
3.3	Restated Bylaws of the Registrant (1)
10.1	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.2	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.3	Form of Lock-Up Agreement between Mesa Energy Holdings, Inc. and the officers, directors and employees party thereto (1)
10.4	Form of No Short Selling Agreement between Mesa Energy Holdings, Inc. and the officers, directors and stockholders party thereto (1)
10.5	IR Shares Escrow Agreement, dated as of August 31, 2009, between Mesa Energy Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent (1)
10.6	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto (1)
10.7	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (1)
10.8	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto (1)
10.9	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC (1)
10.10	Escrow Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., the investors party thereto and Grushko & Mittman, P.C. (1)
10.11	Agreement for Purchase of Oil, Gas and Mineral Leases, dated September 17, 2004, between Wentworth Operating Company to Mesa Energy, LLC (1)
10.12	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Cherokee Financial Corporation (1)
10.13	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Sycamore Resources, Inc. (f/k/a Falcon Petroleum, Inc.) (1)
10.14	Convertible Promissory Note, dated September 29, 2006, issued by Mesa Energy, Inc. to Denton Management Company LLC (1)
10.15	Amendment to Convertible Promissory Note, dated August 19, 2009, between Mesa Energy, Inc. to Denton Management Company LLC (1)
10.16	Promissory Note, dated February 27, 2007, issued by Mesa Energy, Inc. to Randy Griffin (1)
10.17	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (1)
10.18	Amendment to Coal Creek Prospect purchase agreement, dated March 31, 2009, between Mesa Energy, Inc. and Wentworth Operating Company (1)
10.19	Assignment of Oil and Gas Leases and Bill of Sale, dated May 1, 2009, among Mesa Energy, Inc. and Mesa Energy, LLC and Wentworth Operating Company (1)
10.20	Agreement for Transfer of Member Interest in Poydras Energy LLC, dated June 1, 2009, between Mesa Energy, Inc. and St. Francisville Oil & Gas, LLC (1)
10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (1)
10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (1)

Exhibit No.		Description
10.23		Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (1)
10.24		Employment Agreement dated August 31, 2009, between Mesa Energy Holdings, Inc. and Randy M. Griffin (1)
10.25		Mesa Energy Holdings, Inc. 2009 Equity Incentive Plan (1)
10.26		Collateral Agent Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating LLC, the investors party thereto and Collateral Agents, LLC (1)
16.1		Letter from George Stewart, CPA to the Securities and Exchange Commission regarding statements included in this Form 8-K (4)
21		List of Subsidiaries (5)
23.1	*	Consent of Chadwick Energy Consulting, Inc., Independent Petroleum Engineers
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(2)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-149338), filed with the SEC on February 21, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 25, 2009.
(4)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on September 22, 2009.
(5)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
*	Filed herewith.
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

MESA ENERGY HOLDINGS, INC.

Dated: June 3, 2011	By:	/s/ Randy M. Griffin
Randy M. Griffin, Chief Executive Officer

	By:	/s/ Ray L. Unruh
Ray L. Unruh, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Randy M. Griffin	Chairman of the Board and Chief	June 3, 2011
Randy M. Griffin	Executive Officer (principal executive officer)

/s/ Ray L. Unruh	Director, President, Secretary and Acting	June 3, 2011
Ray L. Unruh	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ James J. Cerna, Jr.	Director	June 3, 2011
James J. Cerna, Jr.

/s/ Kenneth T. Hern	Director	June 3, 2011
Kenneth T. Hern

/s/ Fred B. Zaziski	Director	June 3, 2011
Fred B. Zaziski

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Period from April 25, 2003 (Inception) through December 31, 2010	F-4

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the Period from April 25, 2003 (Inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Period from April 25, 2003 (Inception) through December 31, 2010	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders
Mesa Energy Holdings, Inc.
(An Exploration Stage Company)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Mesa Energy Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ and stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (April 25, 2003) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception through December 31, 2006 were audited by other auditors whose report expressed unqualified opinions on those statements. The consolidated financial statements for the period from inception through December 31, 2006 include total revenues and net loss of $0 and $918,050, respectively. Our opinion on the consolidated statements of operations, changes in members’ and stockholders' equity (deficit) and cash flows for the period from inception through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Mesa Energy Holdings, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Mesa will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Mesa has suffered recurring losses from operations and has a working capital deficit as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 2, 2011

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$6,096	$267,141
Restricted cash	-	20,000
Accounts receivable	8,348	5,515
Deferred financing cost, current	135,552	114,591
Prepaid expenses	3,750	24,126
TOTAL CURRENT ASSETS	153,746	431,373

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $247,500 and $27,140, respectively	-	264,192
Properties subject to amortization, less accumulated depletion and impairment of $519,116 and $1,411, respectively	-	74,984
Pipeline property, less accumulated depreciation and impairment of $379,367 and $6,213, respectively	-	366,581
Land	38,345	38,345
Net oil and gas properties	38,345	744,102

Furniture and equipment, less accumulated depreciation of $5,203 and $5,051, respectively	-	152
Deferred financing cost , net of accumulated amortization of $147,072 and $38,197, respectively	-	76,395
Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$232,091	$1,292,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable trade	$67,409	$86,433
Accrued expenses	778,240	246,305
Accrued expenses-related parties	131,832	104,458
Deposits	-	8,033
Note payable	20,000	-
Notes payable-related parties	21,000	43,000
Convertible notes payable, current portion	1,480,000	-
Derivative liability	-	7,461,680
TOTAL CURRENT LIABILITIES	2,498,481	7,949,909

Non-current liabilities
Long-term debt-related parties	451,400	451,400
Convertible notes payable	665,000	1,530,000
Asset retirement obligations	80,217	55,280
TOTAL LIABILITIES	3,695,098	9,986,589

Stockholders’ deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 40,232,021 and 39,385,700 shares issued and outstanding, respectively	4,023	3,939
Additional paid-in capital (deficit)	(6,786,915)	(5,457,156)
Accumulated earnings (deficit) during the exploration stage	3,319,885	(3,241,350)
TOTAL STOCKHOLDERS’ DEFICIT	(3,463,007)	(8,694,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,091	$1,292,022

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009 and
For the Period from April 25, 2003 (Inception) through December 31, 2010

			Inception to
	December 31,		December 31,
	2010	2009	2010

Revenues	$61,647	$16,639	$78,286

Operating expenses:
Lease operating cost	33,407	2,429	35,836
Exploration cost	13,492	101,075	496,430
Dry hole cost	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	1,136,305	28,619	1,236,740
General and administrative expenses	2,017,244	938,506	4,707,871
Loss on sale of Poydras Energy, LLC	-	1,151,997	1,151,997
Gain on sale of oil and gas properties	-	-	(1,673,620)
Total operating expense	3,200,448	2,222,626	6,421,320

Loss from operations	(3,138,801)	(2,205,987)	(6,453,720)

Other income (expense):
Interest income	3,805	617	27,824
Interest expense	(1,077,269)	(1,655,494)	(3,077,235)
Other income	-	7,625	17,130
Unrealized gain on change in derivative value	10,773,500	1,921,700	12,695,200
Total other income (expense)	9,700,036	(274,448)	9,662,919

Net income (loss)	$6,561,235	$(1,931,539)	$3,319,885

Net income (loss) per share:
Basic	$0.16	$(0.07)
Diluted	$0.13	$(0.07)

Weighted average shares outstanding:
Basic	39,932,479	29,232,076
Diluted	49,190,627	29,232,076

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
 (An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from April 25, 2003 (Inception) through December 31, 2010

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed Interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed Interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006		20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	-	24,206,391	2,421	2,056,742	(1,309,811)	749,352

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from April 25, 2003 (Inception) through December 31, 2010

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	372,900	37	1,131,504	-	1,131,541

Conversion of convertible debt and accrued interest	-	473,421	47	185,557	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	6,561,235	6,561,235

Balances at December 31, 2010	$-	40,232,021	$4,023	$(6,786,915)	$3,319,885	$(3,463,007)

The accompanying notes are an integral part of these consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009 and
For the Period from April 25, 2003 (Inception) through December 31, 2010

	For the Year Ended December 31,		Inception to December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,561,235	$(1,931,539)	$3,319,885
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on sale of oil and gas properties	-	1,151,997	1,151,997
Gain on sale of assets	-	-	(1,673,620)
Unrealized gain on change in derivative value	(10,773,500)	(1,921,700)	(12,695,200)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,641
Debt discount charged to interest expense	665,000	1,530,000	2,382,427
Depreciation, depletion, amortization, accretion and impairment expense	1,136,305	28,619	1,236,740
Amortization of deferred financing cost	147,072	38,197	185,269
Share-based compensation	1,131,541	341,000	1,495,366
Changes in operating assets and liabilities:
Accounts receivable and prepaid assets	17,546	(29,644)	(12,098)
Accounts payable and accrued expenses	670,483	263,097	1,011,347
Accrued expenses – related parties	27,373	28,612	131,832
CASH USED IN OPERATING ACTIVITIES	(416,945)	(501,361)	(2,983,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipt of cash from restricted certificate of deposit	20,000	-	-
Payments for oil and gas development costs	(435,462)	(597,263)	(2,740,463)
Cash paid for asset retirement obligations	-	(40,000)	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	(415,462)	(637,263)	(228,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from third parties, net of financing costs	593,362	1,058,818	1,894,180
Borrowings on debt from related parties	21,000	61,500	744,400
Principal payments on debt from related parties	(43,000)	(18,500)	(472,000)
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	571,362	1,093,818	3,217,778

NET CHANGE IN CASH	(261,045)	(44,804)	6,096

CASH AT BEGINNING OF PERIOD	267,141	311,947	-
CASH AT END OF PERIOD	$6,096	$267,141	$6,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$578	$63,697	$86,937
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$(30,000)	$55,000	$25,000
Sale of pipeline right-of-way for payables	$-	$60,000	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$1,400	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$47,976	$47,976
Derivative liability	$3,311,820	$9,383,380	$12,695,200
Common stock issued for conversion of notes payable and accrued interest	$185,604	$-	$185,604

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

Cash, cash equivalents and restricted cash

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits.  Interest bearing accounts are guaranteed by the FDIC up to $250,000 in 2010.  At December 31, 2010, the Company had no interest bearing deposits in excess of FDIC limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  The Company follows Accounting Standards Codification ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

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

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environment Obligations.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Share-Based Compensation

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. Under ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2010, the Company had not recorded any tax benefits from uncertain tax positions.

Earnings (Loss) Per Share

The Company’s earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	For the Year Ended
	December 31,
	2010	2009
Numerator:
Net income (loss) available to common shareholders	$6,561,235	$(1,931,539)

Effect of common stock equivalents:
Add: interest expense on convertible debt	238,580	-
Less: tax effect of decrease interest expense	(83,503)	-
Net income (loss) adjusted for common stock equivalents	6,716,312	(1,931,539)

Denominator:
Weighted average shares – basic	39,932,479	29,232,076

Net income (loss) per share – basic	$0.16	$(0.07)

Dilutive effect of common stock equivalents:
Warrants	678,148	-
Convertible debt	8,580,000	-

Denominator:
Weighted average shares – diluted	49,190,627	29,232,076

Net income (loss) per share-diluted	$0.13	$(0.07)

All warrants and convertible debt issued and outstanding were included in the computation of diluted earnings per share for 2010.  Convertible debt representing 6,120,000 common shares were not included for 2009 due to a net loss in the latter period.  No options or warrants were outstanding as of December 31, 2009.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-

	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3

Derivative liability	$7,461,680	$	$-	$7,461,680

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

Subsequent Events

The Company evaluated events occurring between the end of our fiscal year, December 31, 2010, and the date when the consolidated financial statements were issued for potential subsequent event disclosure.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit of $2,344,735 at December 31, 2010 and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable (see Note 4).  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the Company’s officers and directors do not make such loans, the Company cannot create a source of recurring revenues or the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at December 31, 2010 and December 31, 2009 of the Company’s oil and gas properties were:

Prospect	December 31, 2010	December 31, 2009

Coal Creek Prospect	-	223,469
Java Field	38,345	520,633
Total	$38,345	$744,102

Net oil and gas properties at December 31, 2010 were:

Year Incurred	Acquisition Costs	Exploration Costs	Depletion, Depreciation, and Impairment	Dry Hole Cost	Disposition of assets	Total
2007 and prior	$236,963	$458,958	$(27,140)	$-	-	$668,781
2008	-	1,595,099	-	(466,066)	-	1,129,033
2009	556,260	488,035	(7,624)	-	(2,090,383)	(1,053,712)
2010	-	405,462	(1,111,219)	-	-	(705,757)
Total	$793,223	$2,947,554	$(1,145,983)	$(466,066)	(2,090,383)	$38,345

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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, a decision was made for the Gipson #1 well to be drilled to a depth to test the Hunton zone, and, accordingly, the agreement with Wentworth was amended and Wentworth would fund 100% of the drilling costs to the casing point on the Gipson #1 well.  As a result of amendments to the farm-out agreement with Wentworth, the Company now owns 35% of the working interest in the Cook #1 and 25% of the working interest in the Gipson #1, with Wentworth and other industry partners owning the balance.  The costs are now being borne by the parties per their respective working interests.  Additional drilling opportunities are being evaluated by the operator and we expect a proposal for a second exploratory well in the Hunton to be forthcoming in the third quarter of 2011.

At year end, management assessed the value of this property in relation to the Company’s business plan. Even though we believe there is good potential for successful wells in the Hunton, the property no longer fits the strategic direction of the Company and management is presently making a determination whether the Company will sell its interest in the property. The Company currently has no plans to commit additional resources to develop this unproved property and, accordingly, management made a determination to record impairment expense of $225,046 to fully impair the property as of December 31, 2010.

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

In late 2009, we evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and re-completion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were re-completed in the Marcellus Shale and fracked in May and June of 2010.  The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York.  Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource.  We now believe that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource.

The State of New York has placed a moratorium on high volume frac stimulation in order to develop new permitting rules.  The new permitting rules have not been completed and there can be no assurance when such permitting rules will be issued or what restrictions such permits might impose on producers.  Accordingly, we are unable to continue with our development plans in New York at this time. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic.  Accordingly, management made a determination to record impairment expense of $814,209 to fully impair the properties as of December 31, 2010.

In the event the New York Department of Environmental Conservation removes the moratorium and implements new permitting rules for horizontal wells and issues such permits, we intend to proceed with the next phase of development of the property and the expansion of our acreage position in western New York.

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

NOTE 4 – DEBT - RELATED PARTIES

At December 31, 2010 and 2009, long term debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These note balances totaled $451,400 at both year-ends and are to entities owned by the Officers of the Company.  They bear interest at a rate of 6% per annum.  The notes were originally set to mature on March 31, 2007 but were later amended to mature on May 31, 2012.  Also, during the year ended December 31, 2010, proceeds in the amount of $21,000 were received by the Company as an additional loan from the Company’s CEO with a maturity date of August 30, 2011 and interest rate of 6%.  In addition, a similar loan balance from December 31, 2009 of $43,000 was repaid during the year to the Company’s CEO.

NOTE 5 – DEBT

On December 8, 2010, the Company received $20,000 in proceeds from a third party loan.  The note bears interest at a rate of 6% per annum with principal and interest due on June 8, 2011.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

In 2009, the Company commenced a private placement (the “2009 PPO”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the 2009 PPO were held during fiscal 2009 in which the Company sold an aggregate of $1,280,000 principal amount of Convertible Notes (not including the Convertible Note in the principal amount of $250,000 that was issued in exchange for the Denton Note) raising net proceeds of $1,050,818 after $229,182 of offering costs.  The Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year (with the first interest payment due and payable on December 31, 2009).  Interest will be paid in shares of the Common Stock valued for this purpose at 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

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

In 2010, the Company commenced a private placement (the “2010 PPO”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, are convertible into shares of Common Stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the 2010 PPO were held during fiscal 2010 in which the Company sold an aggregate of $665,000 principal amount of Convertible Notes raising net proceeds of $573,362 after $91,638 of offering costs.  The Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year (with the first interest payment due and payable on June 30, 2010).  Interest will be paid in shares of the Common Stock valued for this purpose at 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

The 2010 PPO Convertible Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.  By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.  All convertible notes above are secured by substantially all of the assets of the Company.

The Company determined that the Convertible Notes issued in the 2010 PPO contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $3,311,820.  The Company measured the fair vlaue of these instruments at December 31, 2010, including the issuances in 2009, and recorded an unrealized gain of $10,773,500 on the change in derivative value to the statement of operations for the year ended December 31, 2010.  The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying Common Stock of the Company.

During the year ended December 31, 2010, $50,000 of the Convertible Notes and $135,604 of accrued interest was converted to 473,421 shares of common stock.  The Convertible Note was converted at $0.25 per share and the accrued interest was converted at a conversion rate based on 90% of the volume weighted average price of the Common Stock for the ten trading days preceding but not including the relevant interest payment date based on the Convertible Note agreement terms.

Activity for derivative instruments during the year ended December 31, 2010 was as follows:

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2010	Activity during the period	Decrease in Fair Value of Derivative Liability	December 31, 2010

Derivative conversion feature	$7,461,680	$3,311,820	$(10,773,500)	$-

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

December 2010	50%	$0.24 - $0.15
Thereafter	50%	$0.24 - $0.15

December 31, 2010

Common stock issuable upon conversion	8,780,000
Market price of common stock on measurement date, per posted closing price	$0.08
Conversion price	$0.25
Conversion period in years	2
Expected volatility (1)	149.8%
Expected dividend yield (2)	0%
Risk free interest rate (3)	3%

Activity for derivative instruments during the year ended December 31, 2009 was as follows:

	January 1, 2009	Activity during the period	Decrease in Fair Value of Derivative Liability	December 31, 2009

Derivative conversion feature	$-	$9,383,380	$(1,921,700)	$7,461,680

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2009	November 23, 2009	December 31, 2009

Common stock issuable upon conversion	2,000,000	4,120,000	6,120,000
Market price of common stock on measurement date, per posted closing price	$1.85	$1.45	$1.50
Conversion price	$0.25	$0.25	$0.25
Conversion period in years	2	2	2
Expected volatility (1)	130%	130%	130%
Expected dividend yield (2)	0%	0%	0%
Risk free interest rate (3)	3%	3%	3%

Principal repayment provisions for all debt are as follows at December 31, 2010:

2011	$1,521,000
2012	1,116,400
2013	-
Thereafter	-
Total	$2,637,400

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation balances as December 31, 2010 and 2009 consisted of:
	December 31, 2010	December 31, 2009
Asset retirement obligations at beginning of the period	$55,280	429,085
Obligation assumed from acquisition of Poydras	-	-
Obligation relieved from sale of Poydras	-	(442,480	)(1)
Payment of obligation for plugged wells	-	-
Obligation for asset retirement of Java Fields	-	49,818
Accretion expense	24,937	18,591
Revision in cost estimates	-	266
Asset retirement obligations at end of the period	$80,217	55,280

(1)  Liabilities assumed in Poydras sale, see Note 3.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2010 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

At December 31, 2010, the Company had net operating loss carry forwards of approximately $2 million that will expire between 2023 through 2030.

No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by the valuation allowance. Due to the change in the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes may be subject to annual limitations in the event of certain changes in ownership. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Investor Relations Agreement

In the Merger Agreement, the Company agreed to enter into an agreement with an investor relations firm or firms to be identified (the “IR Consultants”) to provide investor relations services to the Company, pursuant to which the Company will agree to deliver to IR Consultants an aggregate of 1,000,000 shares of Common Stock (the “IR Shares”).  150,000 of those shares were issued in 2009 to an IR Consultant and an additional 208,900 shares were issued to IR Consultants in 2010. The remaining 641,100 IR Shares have been issued to Gottbetter & Partners, LLP to hold as escrow agent pursuant to the IR Shares Escrow Agreement and will be valued upon their release from escrow to IR Consultants as services are performed.

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

The Company conducted additional closings of the 2009 PPO (the “Additional 2009 Closings”) on October 19, 2009 for $250,000, on November 3, 2009 for $250,000, on November 11, 2009 for $100,000, on November 13, 2009 for $100,000, and on November 25, 2009 for $80,000 for an aggregate principal amount (including the initial closing, but excluding the Convertible Note issued in exchange for the Denton Note) of $1,280,000.  The Company conducted further additional closings of the 2009 Private Placement (“2010 PPO”) in January 2010 for $665,000.  As discussed in Note 6, these notes contained an embedded derivative.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $3,311,820, less the discount on the 2010 Convertible Notes of $665,000, of $2,646,820.

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

On June 30, 2010, the Company issued an aggregate of 234,218 shares of Common Stock to convert $100,713 of accrued interest through June 30, 2010 on the outstanding Convertible Notes.

On July 31, 2010, the Company issued 25,000 shares of Common Stock, valued at $8,000, to Mr. Avaltroni as the second payment under Mr. Avaltroni’s consulting agreement with the Company. On that date, the Company also issued 25,000 shares of Common Stock, valued at $8,000, to Nicholas A Spano, another member of our Advisory Board, as the second payment under a similar consulting agreement.

On November 30, 2010, the Company issued 25,000 shares of Common Stock, valued at $2,500 to Robert C. Avaltroni as the third and final payment under Mr. Avaltroni’s consulting agreement with the Company. On that date, the Company also issued 25,000 shares of Common Stock, valued at $2,500, to Nicholas A Spano, another member of our Advisory Board, as the third and final payment under a similar consulting agreement.

 NOTE 11 – STOCK OPTIONS

The Board of Directors of the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of December 31, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, and awards of 48,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding for the year ended December 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-
Issued	1,048,000	$0.25
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at December 31, 2010	1,048,000	$0.25
Exercisable at December 31, 2010	836,500	$0.25

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and their relative exercise price at December 31, 2010 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	2.01 years	$-
$0.25	500,000	4.02 years	-
$0.25	250,000	4.08 years	-

For the year ended December 31, 2010, compensation expense related to outstanding options of $735,847 was recognized.  As of December 31, 2010, $110,498 of compensation expense remained unamortized.  Also outstanding options had no intrinsic value and a weighted average remaining contractual term of 3.46 years as of December 31, 2010.

NOTE 12 – SUBSEQUENT EVENTS

Between January 1, 2011 and June 2, 2011, a total of $1,295,000 in convertible notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In conjunction with these stock issuances, an aggregate of 1,579,330 shares of common stock was also issued to convert $121,456 of accrued interest.  As of June 2, 2011, the remaining outstanding balance of convertible notes from the 2009 and 2010 offerings was $850,000.

On June 1, 2011, we entered into an acquisition agreement wherein we will issue 20,000,000 common shares to acquire a 100% membership interest in a Louisiana company that owns and operates a producing field and has properties in four other fields under a Purchase and Sale Agreement.  We expect this transaction to close on or before June 30, 2011.

NOTE 13 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

Geographical Data

The following table shows the Company’s oil and gas revenues and lease operating expenses during the years ended December 31, 2010 and 2009:

	2010	2009
Revenues
Java Field	$61,647	$16,639
	$61,647	$16,639
Production Cost
Java Field	$33,407	$2,429
	$33,407	$2,429

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2010 and 2009, all of which are onshore properties located in the United States are summarized below:

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Unproved properties not being amortized	$693,436	$291,332
Proved properties being amortized	73,180	76,395
Accumulated depreciation, depletion, and impairment	(766,616)	(28,551)
Net capitalized costs	$-	$339,176

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2010 and 2009 are summarized below:

2010
Property acquisition costs:
Proved	$1,427
Unproved	404,035
Exploration costs	13,492
Development costs	—
Total costs incurred	$418,954

2009
Property acquisition costs:
Proved	$25,823
Unproved	571,440
Exploration costs	101,075
Development costs	—
Total costs incurred	$698,338

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008.  The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce.  This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.  The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  The unaudited supplemental information on oil and gas exploration and production activities for 2010 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively.

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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reserve estimates set forth below were prepared by Chadwick Energy Consulting, Inc. (Chadwick), using reserve definitions and pricing requirements prescribed by the SEC.  Chadwick is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.  Chadwick’s report was conducted under the direction of Jeffrey A. Chadwick, President of Chadwick.  At the time of the report, Chadwick and its employees had no interest in the Company, and were objective in determining the results of the Company’s reserves.  As of the date the consolidated financial statements were issued, Jeffrey Chadwick serves as a member of the Company’s Advisory Board, which serves in an advisory capacity and is not part of the Company’s Board of Directors.  Chadwick used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves.  The Company does not operate any of its oil and gas properties.

Total estimated proved developed and undeveloped reserves by product type and the changes therein are set forth below for the years indicated.

Mesa Energy Holdings
Gas (mcf)
Total proved reserves
Balance December 31, 2009	66,821
Extensions and discoveries	—
Purchase of minerals in place	—
Revisions of prior estimates	69,157
Production	(12,992)
Balance December 31, 2010	122,986
Proved developed reserves
at December 31, 2009	66,821
at December 31, 2010	122,986
Proved undeveloped reserves
at December 31, 2009	—
at December 31, 2010	—

During 2010 and 2009, the Company did not record any extensions and discoveries.

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

Standard measure of discounted future net cash flows at December 31, 2010 and 2009

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009

Future net cash flow	$568,194	$216,298
Future production cost	(371,280)	(180,840)
Future development cost	——	—
Future income tax	—	—
10% annual discount for timing of cash flow	(47,559)	(8,361)
Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$149,356	$27,097

Changes in standardized measure:
Change due to current year operations Sales, net of production costs	$(28,240)	$(2,639)
Change due to revisions in standardized variables:
Income taxes	—	—
Accretion of discount	14,936	1,728
Net change in sales and transfer price, net of production costs	(6,530)	(7,450)
Previously estimated development costs incurred during the period	—	—
Changes in estimated future development costs	—	—
Revision and others	(68,910)	—
Discoveries	211,003	—
Purchase of reserves in place	—	35,458
Changes in production rates and other	—	—
Net	122,259	27,097
Beginning of year	27,097	—
End of year	$149,356	$27,097