Form 10-Q
period 2011-03-31
Mesa Energy Holdings, Inc.
filed 2011-07-15
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53972

MESA ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0506246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5220 Spring Valley Road, Suite 525
Dallas, Texas 75254

(Address of principal executive offices) (zip code)

(972) 490-9595
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of July 13, 2011, there were 54,058,649 shares of the registrant’s common stock outstanding.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	3

		Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and the Period from Inception (April 25, 2003) to March 31, 2011 (Unaudited)	4

		Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the Period from Inception (April 25, 2003) to March 31, 2011 (Unaudited)	5-6

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and the Period from Inception (April 25, 2003) to March 31, 2011 (Unaudited)	7-8

		Notes to Consolidated Financial Statements (Unaudited)	9-19

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	29
	ITEM 1A.	Risk Factors	29
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
	ITEM 3.	Defaults Upon Senior Securities	29
	ITEM 4.	(Reserved)	29
	ITEM 5.	Other Information	29
	ITEM 6.	Exhibits	30

	SIGNATURES		31

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$12,558	$6,096
Accounts receivable	8,321	8,348
Deferred financing cost, current	35,242	135,552
Prepaid expenses	5,479	3,750
TOTAL CURRENT ASSETS	61,600	153,746

Oil and gas properties, using successful efforts accounting:
Properties not subject to amortization, less accumulated impairment of $247,500	-	-
Properties subject to amortization, less accumulated depletion and impairment of $519,116	-	-
Pipeline property, less accumulated depreciation and impairment of $379,367	-	-
Land	38,345	38,345
Net oil and gas properties	38,345	38,345

Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$139,945	$232,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable trade	$114,385	$67,409
Accrued expenses	728,656	778,240
Accrued expenses-related parties	138,860	131,832
Note payable	40,000	20,000
Notes payable-related parties	26,000	21,000
Convertible note payable	850,000	1,480,000
TOTAL CURRENT LIABILITIES	1,897,901	2,498,481

Non-current liabilities
Long term debt-related parties	451,400	451,400
Convertible note payable	-	665,000
Asset retirement obligations	82,022	80,217
TOTAL LIABILITIES	2,431,323	3,695,098

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 48,045,351 and 40,232,021 shares issued and outstanding, respectively	4,805	4,023
Additional paid-in capital	(5,219,505)	(6,676,229)
Accumulated earnings during the exploration stage	2,923,322	3,209,199
TOTAL STOCKHOLDERS’ DEFICIT	(2,291,378)	(3,463,007)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,945	$232,091

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
and the Period from Inception (April 25, 2003) to March 31, 2011
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2011	2010	2011

Revenues	$18,409	$9,817	$96,695

Operating expenses
Lease operating costs	4,380	10,008	40,216
Exploration cost	13,746	5,468	510,176
Dry hole cost	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	1,805	7,178	1,238,545
General and administrative expenses	146,033	574,281	4,853,904
Loss on sale of Poydras Energy, LLC	-	-	1,151,997
Gain on sale of oil and gas properties	-	-	(1,673,620)
Total operating expenses	165,964	596,935	6,587,284

Loss from operations	(147,555)	(587,118)	(6,490,589)

Other income (expenses)
Interest expense	(249,008)	(759,294)	(3,326,243)
Interest income	-	2,300	27,824
Gain (loss) on change of derivative value	-	(9,024,975)	12,695,200
Other income	-	-	17,130
Total other income	(249,008)	(9,781,969)	9,413,911

Net income (loss)	$(396,563)	$(10,369,087)	$2,923,322

Net income (loss) per share:
Basic	$(0.01)	$(0.26)
Diluted	$(0.01)	$(0.26)

Weighted average number of shares outstanding:
Basic	45,363,307	39,542,929
Diluted	45,363,307	39,542,929

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to March 31, 2011
(Unaudited)

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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued
For the Period from Inception (April 25, 2003) to March 31, 2011
(Unaudited)

	Members’ Equity	Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Totals

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	372,900	37	1,131,504	-	1,131,541

Conversion of convertible debt and accrued interest	-	473,421	47	185,557	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	6,561,235	6,561,235

Balances at December 31, 2010	-	40,232,021	4,023	(6,786,915)	3,319,885	(3,463,007)

Share-based compensation	-	18,000	3	39,812	-	39,815

Conversion of convertible debt and accrued interest	-	6,759,330	675	1,415,728	-	1,416,403

Common shares issued to induce debt conversion	-	1,036,000	104	111,870	-	111,974

Net loss	-	-	-	-	(396,563)	(396,563)

Balances at March 31, 2011	$-	48,045,351	$4,805	$(5,219,505)	$2,923,322	$(2,291,378)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
and the Period from Inception (April 25, 2003) to March 31, 2011
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(396,563)	$(10,369,087)	$2,923,322
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of oil and gas properties	-	-	1,151,997
Unrealized (gain) loss on change in derivative value	-	9,024,975	(12,695,200)
Gain on sale of assets	-	-	(1,673,620)
Dry hole cost	-	-	466,066
Imputed interest	-	-	16,641
Amortization of debt discount	-	665,000	2,382,427
Depreciation, depletion, amortization, accretion and impairment expense	1,805	7,178	1,238,545
Amortization of deferred financing cost	100,310	35,369	285,579
Share-based compensation	39,815	309,280	1,535,181
Induced debt conversion expense	111,974	-	111,974
Changes in operating assets and liabilities:
Accounts receivable and prepaid assets	(1,702)	7,882	(13,800)
Accounts payable and accrued expenses	118,795	45,991	1,130,142
Accrued expenses – related parties	7,028	6,679	138,860
CASH USED IN OPERATING ACTIVITIES	(18,538)	(266,733)	(3,001,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	20,000	-
Payments for oil and gas development costs	-	(40,901)	(2,740,463)
Cash paid for asset retirement obligations	-	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	-	(20,901)	(228,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	473,600
Borrowings on debt from related parties	5,000	-	749,400
Principal payments on debt from related parties	-	(43,000)	(472,000)
Borrowings on debt from third parties, net of financing cost	20,000	573,444	1,914,180
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	25,000	530,444	3,242,778

NET CHANGE IN CASH	6,462	242,810	12,558

CASH AT BEGINNING OF PERIOD	6,096	267,141	-
CASH AT END OF PERIOD	$12,558	$509,951	$12,558

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
For the Three Months Ended March 31, 2011 and 2010
and the Period from Inception (April 25, 2003) to March 31, 2011
(Unaudited)

	For the Three Months Ended March 31,		Inception to March 31,
	2011	2010	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$50	$-	$86,987
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$-	$-	$25,000
Sale of pipeline right-of-way for payables	$-	$-	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$-	$47,976
Initial valuation of derivative liability upon issuance of debt	$-	$3,311,821	$12,695,200
Common stock issued for conversions of notes payable and accrued interest	$1,416,403	$84,891	$1,602,007

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated December 31, 2010.

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

Earnings (Loss) Per Share

The Company’s earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. For the three months ended March 31, 2011 and 2010, common shares of 3,400,000 and 8,580,000, respectively, for convertible debt and common shares of 848,500 and 262,000, respectively, for vested options, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations of $6,490,589 since inception through March 31, 2011, has a working capital deficit at March 31, 2011 of $1,836,301 and currently has limited sources of recurring revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable.  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.  If the officers and directors do not make such loans, the Company cannot create a source of recurring revenues or the Company does not receive funds from other sources, then the Company may be unable to continue to operate as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at March 31, 2011 and December 31, 2010 of the Company’s oil and gas properties were:

Prospect	March 31,2011	December 31, 2010

Coal Creek Prospect	$-	$-
Java Field	38,345	38,345
Total	$35,345	$38,345

Net oil and gas properties at March 31, 2011 were:

Year Incurred	Acquisition Costs	Exploration Costs	Dry Hole Cost	Disposition of assets	Depletion, Depreciation, and Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	405,462	-	-	(1,111,219)	(705,757)
2011	-	-	-	-	-	-
Total	$793,223	$2,947,554	$(466,066)	$(2,090,383)	$(1,145,983)	$38,345

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

NOTE 4 – DEBT - RELATED PARTIES

At March 31, 2011, long term debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company.  These note balances totaled $451,400 as of March 31, 2011 and December 31, 2010, and are to entities owned by the officers of the Company.  They bear interest at a rate of 6% per annum.  The notes mature on May 31, 2012.  Also, during the quarter ended March 31, 2011, proceeds in the amount of $5,000 were received by the Company as an additional loan from the Company’s CEO.  The balance of the note payable to our CEO as of March 31, 2011 and December 31, 2010 was $26,000 and $21,000, respectively, with a maturity date of August 30, 2011 and interest rate of 6%.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – DEBT

On February 14, 2011, the Company received $20,000 in additional proceeds from a third party loan.  The balance of the note as of March 31, 2011 and December 31, 2010 was $40,000 and $20,000, respectively.  This note bears interest at a rate of 6% per annum with principal and interest due on June 8, 2011.  On June 16, 2011, this note was exchanged for a convertible debenture with an interest rate of 6% and a maturity date of July 31, 2013.

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

The Company determined that the Convertible Notes issued in the 2009 and 2010 Private Placements contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $9,383,380 during the year ended December 31 2009 and $3,311,820 during the year ended December 31, 2010.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  The Company measured the fair value of these instruments at March 31, 2011 and December 31, 2010 and determined the conversion feature had no value.  For the three months ended March 31, 2011 and 2010, the Company recorded an unrealized loss on the change in derivative value of $0 and $9,024,975, respectively, to the statement of operations. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Activity for derivative instrument during the three months ended March 31, 2011 was as follows:

	Balance at January 1, 2011	Activity during the period	Decrease in fair value of derivative liability	Balance at March 31, 2011

Derivative conversion feature	$-	$-	$-	$-

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

March 2011	50%	$0.24 - $0.15
Thereafter	50%	$0.24 - $0.15

March 31, 2011

Common stock issuable upon conversion	3,400,000
Market price of common stock on measurement date, per posted closing price	$0.15
Conversion price	$0.25
Conversion period in years	2
Expected volatility (1)	149.8%
Expected dividend yield (2)	0%
Risk free interest rate (3)	3%

Activity for derivative instruments during the year ended December 31, 2010 was as follows:

	Balance at January 1, 2010	Activity during the period	Decrease in fair value of derivative liability	Balance at December 31, 2010

Derivative conversion feature	$7,461,680	$3,311,820	$(10,773,500)	$-

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

December 2010	50%	$0.24 - $0.15
Thereafter	50%	$0.24 - $0.15

December 31, 2010

Common stock issuable upon conversion	8,780,000
Market price of common stock on measurement date, per posted closing price	$0.08
Conversion price	$0.25
Conversion period in years	2
Expected volatility (1)	149.8%
Expected dividend yield (2)	0%
Risk free interest rate (3)	3%

Principal repayment provisions for all long-term debt are as follows at March 31, 2011:

2011	850,000
2012	451,400
Total	$1,301,400

On January 3, 2011, an aggregate of 1,459,267 shares of common stock was issued to convert $108,082 of accrued interest on the convertible notes.

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in convertible notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.  As of March 31, 2011 and December 31, 2010, the remaining outstanding balance of convertible notes from the 2009 and 2010 offerings was $850,000 and $2,145,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation balances as March 31, 2011 and December 31, 2010 consisted of:

	March 31, 2011	December 31, 2010
Asset retirement obligations at beginning of the period	$80,217	$55,280
Accretion expense	1,805	24,937
Asset retirement obligations at end of the period	$82,022	$80,217

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 2, 2011, the Company entered into an accounting consulting agreement with BlackBriar Advisors, LLC to provide accounting services for the Company. Services will be provided for 3 months, until September 2, 2011, at a rate of $10,000 per month; in addition, upon completion of the services on September 2, 2011, the Company will issue BlackBriar 200,000 common shares.

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

On January 3, 2011, an aggregate of 1,459,267 shares of common stock was issued to convert $108,082 of accrued interest on the convertible notes for the period July 1, 2010 to December 31, 2010.

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in convertible notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.

On March 1, 2011, we issued Robert C. Avaltroni a total of 6,000 shares of restricted stock, with a fair market value of $1,140, under his Advisory Board agreement entered into on April 1, 2010 above.  The remaining 12,000 shares will vest, and be released from escrow, on Apri 1, 2011 and September 18, 2011.

On March 18, 2011, we issued Nicholas A. Spano a total of 12,000 shares of restricted stock, with a fair market value of $2,280, under his Advisory Board agreement entered into on March 17, 2010 above.  The remaining 6,000 shares will vest, and be released from escrow, on September 18, 2011.

NOTE 10 – STOCK OPTIONS

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

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the changes in options outstanding during the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,048,000	$0.25
Issued	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at March 31, 2011	1,048,000	$0.25
Exercisable at March 31, 2011	848,500	$0.25

Options outstanding and their relative exercise price at March 31, 2011 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	1.76 years	$-
$0.25	500,000	3.77 years	-
$0.25	250,000	3.83 years	-

For the three months ended March 31, 2011, compensation expense related to outstanding options of $36,395 was recognized and $74,103 of compensation expense remained to be amortized..  As of March 31, 2011, the outstanding options had no intrinsic value and a weighted average remaining contractual term of 3.22 years.

NOTE 11 – SUBSEQUENT EVENTS

One April 1, 2011, the Company issued 6,000 shares of common stock, with a fair market value of $840, to Mr. Avaltroni as the third payment under Mr. Avaltroni’s advisory board agreement with the Company.

On June 1, 2011, we entered into an agreement wherein we will issue 20,000,000 common shares to acquire a 100% membership interest in Tchefuncte Natural Resources, L.L.C., a Louisiana company that owns and operates the Lake Hermitage Field in Plaquemines Parish, LA and has properties in four other fields under a Purchase and Sale Agreement.  Financing is in place for this transaction and we expect it to close on or before July 31, 2011.

On June 2, 2011, the Company entered into an accounting consulting agreement with BlackBriar Advisors, LLC to provide accounting services for the Company.  Services will be provided for 3 months, until September 2, 2011, at a rate of $10,000 per month; in addition, upon completion of the services on September 2, 2011, the Company will issue BlackBriar 200,000 common shares.

On June 13, 2011, we sold 320,000 shares of MSEH restricted common stock to two of our Directors, Jim Cerna and Ray Unruh, for a total of $40,000 in cash.

On June 14, 2011, the Company executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable from the Company.  A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815.  Also on June 14, 2011, the Company executed an agreement with Sycamore Resources, Inc. (owned by Randy M. Griffin, our CEO) to convert the note payable owed to Sycamore to common stock.  A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000.

On June 16, 2011, the Company entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011.   The shares were issued on June 17, 2011.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On June 16, 2011, the Company entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019.  These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125.  The note will bear interest at 6% per annum payable in cash or shares at maturity.

On June 30, 2011, the Company granted Randy M. Griffin, its Chief Executive Officer, options to purchase 1,000,000 shares of common stock out of the Employee Stock Option Plan at an exercise price of $0.15 with an expiration date of June 30, 2016, said options being exercisable at any time after June 30, 2012.  The options were valued at $137,878 using the Black-Scholes Model and were granted to Mr. Griffin as a bonus for the provision of his personal private risk capital and his efforts in support of the pending acquisition of Tchefuncte Natural Resources, L.L.C.

On June 30, 2011, the Company issued an aggregate of 333,576 shares of common stock to convert $42,151 of accrued interest through June 30, 2011 on the outstanding Convertible Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2011.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview and Going Concern

North American Risk Management Incorporated was incorporated on January 24, 2001 in the State of Colorado to engage in the business of providing insurance to independent and fleet truck operators.  However, it had no significant operations, and because its business operations did not commence in a timely manner, operations ceased after approximately six months.  On February 13, 2006, North American Risk Management Incorporated changed its name to “Mesa Energy, Inc.”  Then, on March 3, 2006, Mesa Energy, Inc. was the surviving entity in a merger with Mesa Energy, LLC, a Texas limited liability company, whose activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator, as well as the acquisition of certain mineral rights.  On March 13, 2006, Mesa Energy, Inc. formed a wholly owned subsidiary in the state of Nevada, also named “Mesa Energy, Inc.,” and merged with and into it in order to change its domicile to Nevada.

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

The State of New York has placed a moratorium on high volume frac stimulation in order to develop new permitting rules.  The new permitting rules have not been completed and there can be no assurance when such permitting rules will be issued or what restrictions such permits might impose on producers.  Accordingly, we are unable to continue with our development plans in New York at this time. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic.  Accordingly, management made a determination to fully impair the properties as of December 31, 2010.

A recent report released by the New York Department of Environmental Conservation proposes to remove the moratorium in all areas of the state other than in the New York City and Syracuse watersheds and to implement new permitting rules for drilling and fracking horizontal wells.  Although these measures have yet to be formally adopted, we believe that this report constitutes significant progress and that its final adoption could ultimately allow us to proceed with the next phase of development of the property and the expansion of our acreage position in western New York.

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

At year end, management assessed the value of this property in relation to our business plan. Even though we believe there is good potential for successful wells in the Hunton, the property no longer fits our strategic direction and management is presently making a determination whether we will sell our interest in the property. We currently have no plans to commit additional resources to develop this unproved property and, accordingly, management made a determination to fully impair the property as of December 31, 2010.

Pending Acquisition of Tchefuncte Natural Resources, LLC

On June 1, 2011, we entered into an agreement wherein we will issue 20,000,000 common shares to acquire a 100% membership interest in Tchefuncte Natural Resources, L.L.C., a Louisiana company that owns and operates the Lake Hermitage Field in Plaquemines Parish, LA and has properties in four other fields under a Purchase and Sale Agreement.  Financing is in place for this transaction and we expect it to close on or before July 31, 2011.

Going Concern

We have incurred recurring losses from operations and an accumulated deficit during the exploration stage and have a working capital deficit at March 31, 2011 of $1,836,301 and currently have limited sources of recurring revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.  To finance our net losses and to execute our business plan, we sold stock and our officers and directors funded us through notes payable (see Note 4).  There can be no assurance that we can sell stock or debt or that our officers and directors will continue or have the ability to continue to make financing available to us in the future.  Our officers and directors are under no legal obligation to provide additional loans to us.  In the event that our officers cannot make such loans, we cannot create a source of recurring revenues or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three-month periods ending March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010

Net loss	$(396,563)	$(10,369,087)

Add Back:

Interest expense	148,698	723,925
Amortization of deferred financing costs	100,310	35,369
Depreciation, depletion, accretion and impairment	1,805	7,178
Gain on change in derivative value	-	9,024,975
Stock based compensation	39,815	309,280

Adjusted EBITDA	$(105,935)	$(268,360)

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

We generated revenues of $18,409 for the three months ended March 31, 2011 while we generated revenues of $9,817 for the three months ended March 31, 2010.  This revenue results from the existing producing wells in the Java Field in Wyoming County, New York and the Coal Creek Field in Sequoyah County, Oklahoma.

Operating Expenses

We incurred operating expenses of $169,964 for the three months ended March 31, 2011, as compared to $596,935 for the three months ended March 31, 2010.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.   The reduction in the first quarter of 2011 compared with 2010 is primarily due to non-cash compensation booked in the first quarter of 2010 related to the addition of board and advisory board members.

Interest Expense

Interest expense was $249,008 for the three months ended March 31, 2011, as compared to interest expense of $759,294 for the three months ended March 31, 2010, a decrease of $510,286.  This decrease was primarily due to the conversion of $1,295,000 of convertible notes into restricted common stock during the three months ended March 31, 2011, thereby reducing the interest expense.

Gain on Change in Derivative Value

The noncash gain on change in derivative value was zero for the three months ended March 31, 2011 compared with $9,024,975 for the comparable period of 2010.  The change in derivative value represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on derivative value was driven primarily by the decrease in the trading price of our common stock during the three months ended March 31, 2010.

Net Loss

Our net loss for the three months ended March 31, 2011 was $396,563, $39,815 of which was non-cash compensation related to employee stock options and share issuances for services.  Our net loss for the three months ended March 31, 2010 was $10,369,087, which was comprised primarily of the noncash loss on change in derivative liability of $9,024,975 as well as significant legal and other professional fee expense related to the finalization of the PPO.

Liquidity and Capital Resources

Overview

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds of the sale of common stock and working interests in oil and gas properties. Although we have begun to generate minimal revenues from the sale of natural gas from our wells in the Java Field and the Coal Creek Prospect, there can be no assurances that we will be able to increase or maintain production or that we will be able to generate sufficient liquidity from the sale of our natural gas to fund our operations. If we cannot generate revenues from the sale of our natural gas, our business, results of operations, liquidity and financial condition may suffer materially.

Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the US economy is currently experiencing a period of uncertainty.  We also recognize that the price of natural gas has remained relatively flat during the last 24 months and has yet to fully recover to previous levels. If the price of natural gas remains depressed and the markets remain volatile, we expect that these or other factors could adversely affect our ability to raise additional capital.  If we are unable to raise sufficient additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations will be materially impaired.

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

As of March 31, 2011, we had a working capital deficit of $1,836,301 as compared to a working capital deficit of $2,344,735 as of December 31, 2010.  The decrease in the working capital deficit was primarily attributable to the conversion of $630,000 of short-term convertible debt to common stock.  Our current assets decreased by $92,146 for the period ended March 31, 2011, as compared to the period ended December 31, 2010. This decrease in current assets was due to the amortization of current portion of deferred financing costs.

We believe the following events, which have occurred subsequent to March 31, 2011, have improved our liquidity and capital resources:

•	On June 13, 2011, we sold 320,000 shares of restricted common stock to two of our Directors, Jim Cerna and Ray Unruh, for a total of $40,000 in cash;

•
On June 14, 2011, we executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh, our CFO) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable.  A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815.  Also on June 14, 2011, we executed an agreement with Sycamore Resources, Inc. (owned by Randy M. Griffin, our CEO) to convert the note payable owed to Sycamore to common stock.  A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000;

•
On June 16, 2011, we entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011; and

•
On June 16, 2011, we entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019.  These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125.  The note will bear interest at 6% per annum payable in cash or shares at maturity.

Cash and Accounts Receivable

At March 31, 2011, we had cash and cash equivalents of $12,558, compared to $6,096 at December 31, 2010.  Cash increased by $6,462 primarily from operations in the first three months of 2011.

Liabilities

Accounts payable and accrued expenses increased by $4,420 to $981,901 at March 31, 2011, from $977,481 at December 31, 2010.

As of March 31, 2011, the outstanding balance of principal on debt was $1,341,400, a net decrease of $1,275,000 from the outstanding balance of $2,616,400 as of December 31, 20100. This net decrease was primarily due to the $1,295,000 conversion of debt to common stock.

Notes payable to related parties increased $5,000 from $21,000 on December 31, 2010 to $26,000 on March 31, 2011.

Cash Flows

For the three months ended March 31, 2011, the net cash used in operating activities of $18,538 reflected working capital requirements to fund operating, general and administrative activities.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
As of March 31, 2011, we did not maintain effective controls over financial statement disclosure and the recording of equity and debt transactions. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management concluded that this control deficiency constituted a material weakness; and

b)
As of March 31, 2011, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we are considering the engagement of additional consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures and increasing our workforce in preparation for exiting the exploration stage and beginning operations.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements to ensure that recording of transactions is properly reported; and (B) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Effective June 2, 2011, we entered into a three month consulting agreement with BlackBriar Advisors, LLC to provide additional accounting services.  We believe BlackBriar has an extensive knowledge and experience with U.S. GAAP financial accounting required for a publicly traded company and also provides an independent level of review and check on the current accounting personnel.  Other than the engagement of BlackBriar, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2011, an aggregate of 1,459,267 shares of common stock was issued to convert $108,082 of accrued interest on the convertible notes for the period July 1, 2010 to December 31, 2010.

On March 23, 2011, a total of 50,000 shares were issued to Nicholas Spano and Robert Avaltroni in payment of the final installment due under Consulting Agreements.

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in convertible notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Mesa Energy Holdings or executive officers of Mesa Energy Holdings, and transfer was restricted by Mesa Energy Holdings in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information.

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Date: July 15, 2011	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2011	By:	/s/ RAY L. UNRUH
Ray L. Unruh
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)