Form 10-K/A
period 2010-12-31
Mesa Energy Holdings, Inc.
filed 2011-07-22
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission file number:  0-53972

MESA ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0506246
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

5220 Spring Valley Road, Suite 525
Dallas, Texas	75254	(972) 490-9595
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ( the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, initially filed with the Securities and Exchange Commission ( the “SEC”) on June 3, 2011, is being filed to:

1.	update an incorrect reference to the Company’s website in the second paragraph of the description of business section;
2.
file the reserve report and consent from the Company’s independent petroleum engineer as exhibits 99.1 and 23.1, respectively, which were inadvertently omitted from the original Form 10-K due to a clerical error;

3.
describe the internal controls the Company uses in its reserves estimation effort, the qualifications of all individuals involved, and the procedures used to ensure compliance of its proved reserves, which disclosure is in the “Reserve Information” subsection of the description of business section;

4.	state that all of our existing properties have been fully impaired on our financial statements, which disclosure is in the “Reserve Information” subsection of the description of business section; and
5.	corrected a typographical error regarding our proved developed and undeveloped reserves in Note 13 to our financial statements.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. However, this Form 10-K/A only amends the information disclosed above. No other information in the original Form 10-K is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10K/A as Exhibits 31.01, 31.02 and 32.01.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.mesaenergy.us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. As stated above, Mesa retained Chadwick Energy Consulting, Inc. to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Our Chief Executive Officer reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Chadwick Energy Consulting, Inc. Our Chief Executive Officer has more than 10 years of oil and gas experience. The technical person primarily responsible for the audit of our reserve estimates at Chadwick Energy Consulting, Inc. meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Chadwick Energy Consulting, Inc. is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists. They do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

We had total estimated proved developed reserves of 122,986 mcf, and no estimated proved undeveloped reserves, of natural gas at December 31, 2010.  All properties consisting of our Java properties in the Marcellus shale in the state of New York and our Coal Creek properties in Oklahoma have been fully impaired for financial reporting purposes as these properties are currently uneconomic at existing production levels and management has not made a final determination as to its future plans for ongoing development of these properties.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy M. Griffin, CEO (1)	2010	$70,000	—	—	—	—	—	—	$70,000
	2009	—	—	—	—	—	—	—	—

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
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (1)
2.2	Articles of Merger (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (3)
3.3	Restated Bylaws of the Registrant (1)
10.1	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.2	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.3	Form of Lock-Up Agreement between Mesa Energy Holdings, Inc. and the officers, directors and employees party thereto (1)
10.4	Form of No Short Selling Agreement between Mesa Energy Holdings, Inc. and the officers, directors and stockholders party thereto (1)
10.5	IR Shares Escrow Agreement, dated as of August 31, 2009, between Mesa Energy Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent (1)
10.6	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto (1)
10.7	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (1)
10.8	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto (1)
10.9	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC (1)
10.10	Escrow Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., the investors party thereto and Grushko & Mittman, P.C. (1)
10.11	Agreement for Purchase of Oil, Gas and Mineral Leases, dated September 17, 2004, between Wentworth Operating Company to Mesa Energy, LLC (1)
10.12	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Cherokee Financial Corporation (1)
10.13	Promissory Note, dated April 1, 2005, issued by Mesa Energy, Inc. to Sycamore Resources, Inc. (f/k/a Falcon Petroleum, Inc.) (1)
10.14	Convertible Promissory Note, dated September 29, 2006, issued by Mesa Energy, Inc. to Denton Management Company LLC (1)
10.15	Amendment to Convertible Promissory Note, dated August 19, 2009, between Mesa Energy, Inc. to Denton Management Company LLC (1)
10.16	Promissory Note, dated February 27, 2007, issued by Mesa Energy, Inc. to Randy Griffin (1)
10.17	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (1)
10.18	Amendment to Coal Creek Prospect purchase agreement, dated March 31, 2009, between Mesa Energy, Inc. and Wentworth Operating Company (1)
10.19	Assignment of Oil and Gas Leases and Bill of Sale, dated May 1, 2009, among Mesa Energy, Inc. and Mesa Energy, LLC and Wentworth Operating Company (1)
10.20	Agreement for Transfer of Member Interest in Poydras Energy LLC, dated June 1, 2009, between Mesa Energy, Inc. and St. Francisville Oil & Gas, LLC (1)
10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (1)
10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (1)

Exhibit No.		Description
10.23		Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (1)
10.24		Employment Agreement dated August 31, 2009, between Mesa Energy Holdings, Inc. and Randy M. Griffin (1)
10.25		Mesa Energy Holdings, Inc. 2009 Equity Incentive Plan (1)
10.26		Collateral Agent Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating LLC, the investors party thereto and Collateral Agents, LLC (1)
16.1		Letter from George Stewart, CPA to the Securities and Exchange Commission regarding statements included in this Form 8-K (4)
21		List of Subsidiaries (5)
23.1	*	Consent of Chadwick Energy Consulting, Inc., Independent Petroleum Engineers
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	*	Reserve Report of Chadwick Energy Consulting, Inc.

(1)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(2)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-149338), filed with the SEC on February 21, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 25, 2009.
(4)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on September 22, 2009.
(5)	Incorporated by reference to the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
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

MESA ENERGY HOLDINGS, INC.

Dated: July 22, 2011	By:	/s/ Randy M. Griffin
Randy M. Griffin, Chief Executive Officer

	By:	/s/ Ray L. Unruh
Ray L. Unruh, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Randy M. Griffin Randy M. Griffin	Chairman of the Board and Chief Executive Officer (principal executive officer)	July 22, 2011

/s/ Ray L. Unruh Ray L. Unruh	Director, President, Secretary and Acting Chief Financial Officer (principal financial officer and principal accounting officer)	July 22, 2011

/s/ James J. Cerna, Jr. James J. Cerna, Jr.	Director	July 22, 2011

/s/ Kenneth T. Hern Kenneth T. Hern	Director	July 22, 2011

/s/ Fred B. Zaziski Fred B. Zaziski	Director	July 22, 2011

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
and for the Period from April 25, 2003 (Inception) through December 31, 2010	F-4

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the Period
from April 25, 2003 (Inception) through December 31, 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
and for the Period from April 25, 2003 (Inception) through December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9

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

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2009	November 23, 2009	December 31, 2009

Common stock issuable upon conversion	2,000,000	4,120,000	6,120,000
Market price of common stock on measurement date, per posted closing price	$1.85	$1.45	$1.50
Conversion price	$0.25	$0.25	$0.25
Conversion period in years	2	2	2
Expected volatility (1)	130%	130%	130%
Expected dividend yield (2)	0%	0%	0%
Risk free interest rate (3)	3%	3%	3%

Principal repayment provisions for all debt are as follows at December 31, 2010:

2011	$1,521,000
2012	1,116,400
2013	-
Thereafter	-
Total	$2,637,400

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation balances as December 31, 2010 and 2009 consisted of:
	December 31, 2010	December 31, 2009
Asset retirement obligations at beginning of the period	$55,280	429,085
Obligation assumed from acquisition of Poydras	-	-
Obligation relieved from sale of Poydras	-	(442,480)	(1)
Payment of obligation for plugged wells	-	-
Obligation for asset retirement of Java Fields	-	49,818
Accretion expense	24,937	18,591
Revision in cost estimates	-	266
Asset retirement obligations at end of the period	$80,217	55,280

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

Mesa Energy Holdings
Gas (mcf)

Total proved reserves
Balance December 31, 2009	66,821
Extensions and discoveries	86,000
Purchase of minerals in place	—
Revisions of prior estimates	(16,843)
Production	(12,992)
Balance December 31, 2010	122,986

Proved developed reserves
at December 31, 2009	66,821
at December 31, 2010	122,986

Proved undeveloped reserves
at December 31, 2009	—
at December 31, 2010	—

During 2009, the Company did not record any extensions and discoveries.  During 2010, the Company recorded discoveries of 86,000 mcf in the Marcellus Shale of the Java Field.

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