Form 10-Q
period 2011-06-30
Mesa Energy Holdings, Inc.
filed 2011-09-02
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of August 30, 2011, there were 75,991,457 shares of the registrant’s common stock outstanding.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	3

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the Period from Inception (April 25, 2003) to June 30, 2011 (Unaudited)	4

		Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit) for the Period from Inception (April 25, 2003) to June 30, 2011 (Unaudited)	5-6

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the Period from Inception (April 25, 2003) to June 30, 2011 (Unaudited)	7-8

		Notes to Consolidated Financial Statements (Unaudited)	9-21

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	ITEM 4.	Controls and Procedures	29-30

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	31
	ITEM 1A.	Risk Factors	31
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	ITEM 3.	Defaults Upon Senior Securities	31
	ITEM 4.	(Reserved)	31
	ITEM 5.	Other Information	32
	ITEM 6.	Exhibits	32

	SIGNATURES		33

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$35,636	$6,096
Accounts receivable	9,327	8,348
Deferred financing cost, current	17,620	135,552
Prepaid expenses	12,361	3,750
TOTAL CURRENT ASSETS	74,944	153,746

Oil and gas properties, using successful efforts accounting:
Properties not subject to amortization, less accumulated impairment of $247,500	-	-
Properties subject to amortization, less accumulated depletion and impairment of $519,116	-	-
Pipeline property, less accumulated depreciation and impairment of $379,367	-	-
Land	38,345	38,345
Net oil and gas properties	38,345	38,345

Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$153,289	$232,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable trade	$142,356	$67,409
Accrued expenses	296,345	778,240
Accrued expenses-related parties	78,663	131,832
Note payable	-	20,000
Notes payable-related parties	93,000	21,000
Convertible note payable	-	1,480,000
TOTAL CURRENT LIABILITIES	610,364	2,498,481

Non-current liabilities
Long term debt-related parties	-	451,400
Convertible note payable, net of discount	37,549	665,000
Asset retirement obligations	83,801	80,217
TOTAL LIABILITIES	731,714	3,695,098

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 54,052,649 and 40,232,021 shares issued and outstanding, respectively	5,411	4,023
Additional paid-in capital	(3,485,880)	(6,786,915)
Accumulated deficit during the exploration stage	2,902,044	3,319,885
TOTAL STOCKHOLDERS’ DEFICIT	(578,425)	(3,463,007)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$153,289	$232,091

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
and the Period from Inception (April 25, 2003) to June 30, 2011
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception to June 30,
	2011	2010	2011	2010	2011

Revenues	$18,679	$9,463	$37,088	$19,280	$115,374

Operating expenses
Exploration cost	7,802	6,648	25,928	22,260	558,194
Dry hole cost	-	-	-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	1,779	7,178	3,584	14,356	1,240,324
General and administrative expenses	203,811	750,792	349,844	1,324,938	5,057,715
Loss on sale of Poydras Energy, LLC	-	-	-	-	1,151,997
Gain on sale of oil and gas properties	-	-	-	-	(1,673,620)
Total operating expenses	213,392	764,618	379,356	1,361,554	6,800,676

Loss from operations	(194,713)	(755,155)	(342,268)	(1,324,274)	(6,685,302)

Other income (expenses)
Interest expense	(50,301)	(96,860)	(299,309)	(856,155)	(3,376,544)
Interest income	-	1,415	-	3,714	27,824
Gain on change of derivative value	-	18,045,075	-	9,020,100	12,695,200

Gain / loss on settlement of debt	223,736	-	223,736	-	223,736
Other income	-	-	-	-	17,130
Total other income (expense)	173,435	17,949,630	(75,573)	8,167,659	9,587,346

Net income (loss)	$(21,278)	$17,194,475	$(417,841)	$6,825,385	$2,902,044

Net income (loss) per share:
Basic	$0.00	$0.43	$(0.01)	$0.17
Diluted	$0.00	$0.35	$(0.01)	$0.14

Weighted average number of shares outstanding:
Basic	49,079,448	40,132,021	47,229,124	40,132,021
Diluted	49,079,448	48,577,384	47,229,124	48,757,869

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)
For the Period from Inception (April 25, 2003) to June 30,, 2011
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed Interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed Interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006	-	20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	-	24,206,391	2,421	2,056,742	(1,309,811)	749,352

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued
For the Period from Inception (April 25, 2003) to June 30, , 2011
(Unaudited)

	Members’ Equity	Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Totals

Balances at December 31, 2008	$-	24,206,391	$2,421	$2,056,742	$(1,309,811)	$749,352

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	372,900	37	1,131,504	-	1,131,541

Conversion of convertible debt and accrued interest	-	473,421	47	185,557	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	6,561,235	6,561,235

Balances at December 31, 2010	-	40,232,021	4,023	(6,786,915)	3,319,885	(3,463,007)

Shares issued for cash		320,000	32	39,968		40,000

Share-based compensation	-	1,274,000	129	254,490	-	254,619

Conversion of convertible debt and accrued interest	-	11,246,628	1,124	2,038,963	-	2,040,087

Common shares issued to induce debt conversion	-	1,036,000	103	111,871	-	111,974

Debt discount	-	-	-	855,743	-	855,743

Net loss	-	-	-	-	(417,841)	(417,841)

Balances at June 30, 2011	$-	54,108,649	$5,411	$(3,485,880)	$2,902,044	$(578,425)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
and the Period from Inception (April 25, 2003) to June 30, 2011
(Unaudited)

	For the Six Months Ended June 30,		Inception to June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(417,841)	$6,825,385	$2,902,044
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of oil and gas properties	-	-	1,151,997
Gain on sale of assets	-	-	(1,673,620
Dry hole cost	-	-	466,066
Depreciation, depletion, amortization, accretion and impairment expense	3,584	14,356	1,240,324
Share-based compensation	83,619	797,929	1,578,985
Unrealized (gain) loss on change in derivative value	-	(9,020,100)	(12,695,200)
Imputed interest	-	-	16,641)
Amortization of debt discount	2,273	665,000	2,384,700
Induced debt conversion expense	111,974	-	111,974
Gain on conversion of accounts payable	(286,042)	-	(286,042)
Loss on conversion of notes payable	62,306	-	62,306
Amortization of deferred financing cost	117,932	72,606	303,201
Changes in operating assets and liabilities:
Accounts receivable and prepaid assets	(9,590)	6,857	(21,688)
Accounts payable and accrued expenses	214,679	286,880	1,226,026
Accrued expenses – related parties	14,646	13,358	146,478
CASH USED IN OPERATING ACTIVITIES	(102,460)	(337,729)	(3,085,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	20,000	-
Payments for oil and gas development costs	-	(353,225)	(2,740,463)
Cash paid for asset retirement obligations	-	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	-	(333,225)	(228,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	40,000	-	513,600
Borrowings on debt from related parties	72,000	-	816,400
Principal payments on debt from related parties		(43,000)	(472,000)
Borrowings on debt from third parties, net of financing cost	20,000	573,361	1, 914,180
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	132,000	530,361	3,349,778

NET CHANGE IN CASH	29,540	(140,593)	35,636

CASH AT BEGINNING OF PERIOD	6,096	267,141	-
CASH AT END OF PERIOD	$35,636	$126,548	$35,636

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2011 and 2010
and the Period from Inception (April 25, 2003) to June 30, 2011
(Unaudited)

	For the Six Months Ended June 30,		Inception to June 30,
	2011	2010	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$750	$-	$87,687
Cash paid for income taxes	$-	$-	$-

Non-cash disclosures:
Accrued oil and gas acquisition and development cost	$-	$-	$25,000
Sale of pipeline right-of-way for payables	$-	$-	$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$-	$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$-	$750,000
Stock issued in reverse merger	$-	$-	$1,400
Warrants issued with the sale of oil and gas property	$-	$-	$31,071
Change in asset retirement obligation	$-	$-	$47,976
Initial valuation of derivative liability upon issuance of debt	$-	$3,311,821	$12,695,200
Common stock issued for conversions of notes payable and accrued interest	$2,040,087	$185,604	$2,225,691
Common stock issued to settle accounts payable	$171,000	$-	$171,000
Promissory note exchanged for convertible debt, net of discount	$35,276	$-	$35,276
Discount on extension and modification of convertible debt	$850,000	$-	$850,000

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “Company”).  MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry.  MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Energy Operating, LLC (“Mesa Operating”).  Mesa Operating is a qualified operator in the states of Texas, Oklahoma, and Wyoming.  MEI is a qualified operator in the State of New York.  Prior to the acquisition of the Java Field in Wyoming County, NY, all of our field operations had been conducted by Mesa Operating.  However, to avoid duplication of expense, we decided that MEI should be the operator of the Java Field and related properties in New York.  Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and landmen as required in connection with future drilling and production operations.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated December 31, 2010.

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

Earnings (Loss) Per Share

The Company’s earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. For the six months ended June 30, 2011, common shares of 7,128,152, respectively, for convertible debt and common shares of 848,500, respectively, for vested options, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations of $6,685,302 since inception through June 30, 2011, has a working capital deficit at June 30, 2011 of $535,420 and has historically had limited sources of recurring revenue.  To date, these conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable or restricted stock.  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.   These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, management has been seeking additional oil and gas properties to provide a source of recurring revenues and the necessary financing to complete an acquisition.  As a result of these efforts, on July 22, 2011, the Company acquired Tchefuncte Natural Resources, LLC, a Louisiana company that owns and operates the Lake Hermitage Field in Plaquemines Parish, Louisiana along with properties in four other fields located in Plaquemines and Lafourche Parishes in Louisiana. These properties have combined existing production in excess of 300 barrels of oil equivalent per day with 4,300 barrels per month currently hedged for the balance of 2011 at $115.40 per barrel.  The Company expects the resulting net revenue from production (before corporate overhead and debt service) to be in excess of $500,000 per month which would generate positive cash flow and significantly improve liquidity and capital resources going forward.  Management is currently evaluating the effect of the acquisition and the extent such cash flows will positively impact its ability to continue as a going concern.  See Notes 3 and 6 for additional information regarding the acquisition of Tchefuncte Natural Resources, LLC.

NOTE 3 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC

On July 22, 2011, the Company completed the acquisition of 100% of the membership interests of Tchefuncte Natural Resources, LLC (“TNR”).  TNR’s operations primarily consisted of its Lake Hermitage and Samson oil and gas properties.  The Samson properties were acquired from Samson Contour Energy E&P LLC for cash of $5,671,525 on July 22, 2011, immediately prior to the acquisition of TNR by MEI.  Through the acquisition, MEI principally acquired interests in 80 wells and related surface production equipment in five fields located in the Plaquemines and Lafourche Parishes in Louisiana.  Currently, management believes that approximately nine wells are operating at production levels of approximately 300 barrels of oil equivalent per day (BOEPD).  The effective date of the acquisition related to the Lake Hermitage properties was May 1, 2011.  All activity for the Lake Hermitage properties from the effective date through July 22, 2011 has been recorded as an adjustment of $562,157 to the purchase price and was paid to MEI in cash at closing.

The Company acquired TNR for net cash of $5,109,368 and issued an aggregate of 21,200,000 shares of common stock to the shareholders of TNR valued at prices from $0.14 to $0.155 per common share on the grant date, or $2,986,000 for a total purchase price of $8,095,368.  The Company funded the acquisition from proceeds from a bank loan of $5,795,963 under a $25.0 million credit facility with F&M Bank and Trust Company (See Note 6).

David Freeman, an officer of MEI, owned approximately 33% of TNR prior to the acquisition by MEI.  In conjunction with the acquisition, Mr. Freeman received 3,452,333 shares of common stock of the 21,200,000 shares issued by MEI.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$-
Accounts receivable	20,417
Other current assets	20,540
Oil and gas property	10,371,599
Other assets	806,881
Total assets acquired	11,219,437

Accounts payable	175,407
Accrued liabilities	336,802
Notes payable	225,844
Asset retirement obligations	2,386,016
Total liabilities assumed	3,124,069

Net assets acquired	$8,095,368

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following (unaudited) Pro Forma Balance Sheet and Consolidated Results of Operations for the six months ended June 30, 2011 have been prepared as if the acquisition had occurred at January 1, 2011:

	Mesa Historical	Acquisition of Samson Properties		TNR Historical		Pro Forma Adjustments		Pro Forma Combined

Balance sheet:
Cash	35,636	-		474,945		(474,945	) (a)	722,231
						5,795,963	(b)
						(5,671,525	) (c)
						562,157	(d)
Accounts receivable	9,327	-		612,495		(592,078	) (e)	29,744
Other current assets	29,981	-		820,540		(800,000	) (e)	50,521
Oil and gas properties, net	38,345	6,124,831	(f)	884,233		3,362,535	(g)	10,409,944
Other assets	40,000	600,000	(h)	206,881		-		846,881
Total assets	153,289	6,724,831		2,999,094		2,182,107		12,059,321

Accounts payable and accrued liabilities	517,364	-		175,407		-		692,771
Severance tax payable	-	-		336,802		-		336,802
Notes payable	130,549	-		225,844		-		356,393
Borrowings under credit facility	-	5,671,525	(i)	-		124,438	(i)	5,795,963
Asset retirement obligations	83,801	1,053,306	(j)	1,680,997		(348,287	) (j)	2,469,817
Total liabilities	731,714	6,724,831		2,419,050		(223,849)		9,651,746

Members’ equity	-	-		580,044		(580,044	) (k)	-
Common stock	5,411	-		-		2,120	(l)	7,531
Additional paid-in-capital	(3,485,880)	-		-		2,983,880	(l)	(502,000)
Retained earnings	2,902,044	-		-		-		2,902,044
Total stockholders’ equity	578,425	-		580,044		2,405,956		2,407,575
Total liabilities and stockholders’ equity	153,289	6,724,831		2,999,094		2,182,107		12,059,321

Statement of operations:
Oil and gas revenues	37,088	2,785,422		1,367,930		-		4,190,440

Lease operating expenses	25,928	784,266		463,391		-		1,273,585
Depreciation, depletion, and amortization	3,584	450,928		73,499		-		77,083
General and administrative	349,844	-		140,053		102,877	(m)	695,651
Taxes other than income		-		103,297		-		103,297
Total operating expenses	379,356	1,235,194		780,240		102,877		2,497,667

Income (loss) from operations	(342,268)	1,550,228		587,690		(102,877)		1,692,773

Other income (expense)	(75,573)	-		93		-		(75,480)

Net income (loss)	(417,841)	1,550,228		587,783		(102,877)		1,617,293

Net earnings (loss) per common share:
Basic	$(0.01)			$0.10	(n)			$0.02
Diluted	$(0.01)			$0.10	(n)			$0.02

Weighted average common shares outstanding
Basic	47,229,124			21,200,000				68,429,124
Diluted	47,229,124			21,200,000				68,429,124

(a)	To record elimination of cash not acquired in acquisition.
(b)	To record receipt of debt proceeds.
(c)	To record cash paid for Samson properties.
(d)	To record cash received for TNR purchase price adjustment to effective date of acquisition.
(e)	To record elimination of assets not acquired in acquisition.
(f)	To record acquisition of Samson properties.
(g)	To record allocation of purchase price consideration to fair value of oil and gas properties acquired.
(h)	To record deposit for asset retirement bond.
(i)	To record debt obligations pursuant to acquisition.
(j)	To record asset retirement obligations estimate for Samson properties and the Lake Hermitage Field.
(k)	To record elimination of TNR members’ equity.
(l)	To record par value of common stock and additional paid in capital for purchase price consideration paid. with stock.
(m)	To record bank charges upon receipt of debt proceeds.
(n)	EPS is calculated based on Samson and TNR combined financials as the shares were issued to TNR after acquisition of the Samson properties.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 - OIL AND GAS PROPERTIES

The Company’s oil and gas properties at June 30, 2011 are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at June 30, 2011 and December 31, 2010 of the Company’s oil and gas properties were:

Prospect	June 30, 2011	December 31, 2010

Coal Creek Prospect	$-	$-
Java Field	38,345	38,345
Total	$38,345	$38,345

Net oil and gas properties at June 30, 2011 were:

Year Incurred	Acquisition Costs	Exploration Costs	Dry Hole Cost	Disposition of assets	Depletion, Depreciation, and Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	405,462	-	-	(1,111,219)	(705,757)
2011	-	-	-	-	-	-
Total	$793,223	$2,947,554	$(466,066)	$(2,090,383)	$(1,145,983)	$38,345

The Company holds oil and gas lease interests in Oklahoma and New York.  The Oklahoma leases are classified as “Properties not subject to amortization” in the Company’s financial statements.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

NOTE 5 – DEBT - RELATED PARTIES

On June 14, 2011, the Company executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable from the Company.  A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815.  Also on June 14, 2011, the Company executed an agreement with Sycamore Resources, Inc. (owned by Randy M. Griffin, our CEO) to convert the note payable owed to Sycamore to common stock.  A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000.  As a result, there is no remaining long term debt to related parties.  Accordingly, the Company recognized a loss on settlement of debt of $62,306 on the conversion of the debt.

During the three months ended June 30, 2011, proceeds in the amount of $67,000 were received by the Company as an additional loan from the Company’s CEO.  The balance of the note payable to our CEO as of June 30, 2011 and December 31, 2010 was $93,000 and $21,000, respectively, with a maturity date of August 30, 2011 and an interest rate of 6% per year.   On July 11, 2011 and July 27, 2011, the Company made payments totaling $93,000 to our CEO as payment in full of all outstanding notes payable.

On July 26, 2011, the Company made payments of $75,000 each to David L. Freeman and Sycamore Resources, Inc. (owned by Randy M. Griffin) in full payment of notes payable from Tchefuncte Natural Resources, LLC (“TNR”) for earnest money previously provided by Freeman and Sycamore to TNR related to its acquisition of properties from Samson Contour Energy E & P, LLC.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – DEBT

On February 14, 2011, the Company received $20,000 in additional proceeds from a third party loan.  The balance of the note as of June 30, 2011 and December 31, 2010 was $41,019 and $20,000, respectively.  This note bears interest at a rate of 6% per annum with principal and interest due on June 8, 2011.  On June 16, 2011, this note and accumulated interest of $1,019 was exchanged for a convertible promissory note with an interest rate of 6% and a maturity date of July 31, 2013.

On July 22, 2011, Mesa Energy, Inc. (“MEI”), a wholly-owned subsidiary of the Company, entered into a $25 million senior secured revolving line of credit facility (“Credit Facility") with F & M Bank and Trust Company.  The Credit Facility provided financing for the acquisition of Tchefuncte Natural Resources, LLC, working capital for field enhancements, and general corporate purposes. The Credit Facility is subject to an initial borrowing base of $10,500,000 which was fully utilized by the company concurrently with the completion of the acquisition.  The Company obtained letters of credit in the amount of $4,704,037 that were provided to the State of Louisiana to secure plugging obligations associated with the properties.  The remaining $5,795,963 was funded to MEI to complete the transaction, provide working capital for field enhancements and for general corporate purposes.  The borrowing base is subject to two scheduled redeterminations each year. The maturity date of the credit agreement is July 22, 2013. The interest rate is the F & M Base Rate + 1% subject to a floor of 5.75%.  At present, interest is accruing at 5.75% and is paid monthly.  A 2% annual fee is applicable to the letters of credit.  Loans made under this credit facility are secured by MEI’s proved producing reserves (“PDP”) as well as guarantees provided by the Company and MEI’s wholly-owned subsidiaries.  Monthly Commitment Reductions are initially set at $150,000 beginning November 22, 2011 and continuing until the first redetermination on or about April 1, 2012. Future principal reduction requirements, if any, will be determined concurrently with each semi-annual reserve redetermination. Reporting requirements, loan covenants and events of default are as customary for this type of Credit Facility.

The Credit Facility required that 50% of the projected production from the properties be hedged for 24 months at $100 per barrel or above.  On July 25, 2011, we initiated Swaps on oil as required with 4,300 barrels of oil per month hedged at $115.40 per barrel for the balance of 2011. We also initiated Costless Collars with a $4.00 floor and a $5.75 ceiling on 17,500 mmbtu of natural gas for the balance of 2011.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

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

The Company determined that the Convertible Notes issued in the 2009 and 2010 Private Placements contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $9,383,380 during the year ended December 31 2009 and $3,311,820 during the year ended December 31, 2010.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.  The Company measured the fair value of these instruments at June 30, 2011 and December 31, 2010 and determined the conversion feature had no value.  For the six months ended June 30, 2011 and 2010, the Company recorded an unrealized loss on the change in derivative value of $0 and $9,020,100, respectively, to the statement of operations. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

On May 11, 2011, the Company extended the maturity of the three remaining Convertible Notes totaling $850,000 to July 31, 2013 and amended the conversion price from $0.25 to $0.125 per share.  No other terms were modified.  A discount of $850,000 was recognized upon extension of the convertible note due to the change in conversion price which will be amortized over the life of the loan.

On June 16, 2011, the Company converted a $40,000 promissory note, plus accrued interest, into two convertible promissory notes.  The convertible notes in the amounts of $20,621 and $20,398 mature on July 31, 2013 and have 6% annual interest rates.  A discount of $5,743 was recognized upon exchange of the promissory note to a convertible note which will be amortized over the life of the loan.

Activity for derivative instrument during the six months ended June 30, 2011 was as follows:

	Balance at January 1, 2011	Activity during the period	Decrease in fair value of derivative liability	Balance at June 30, 2011

Derivative conversion feature	$-	$-	$-	$-

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

June 2011	50%	$0.24 - $0.15
Thereafter	50%	$0.24 - $0.15

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Common stock issuable upon conversion	6,800,000
Market price of common stock on measurement date, per posted closing price	$0.14
Conversion price	$0.125
Conversion period in years	2
Expected volatility (1)	149.8%
Expected dividend yield (2)	0%
Risk free interest rate (3)	3%

Activity for derivative instruments during the period ended June 30, 2010 was as follows:

	Balance at January 1, 2010	Activity during the period	Decrease in fair value of derivative liability	Balance at June 30, 2010

Derivative conversion feature	$7,461,680	$3,311,820	$9,020,100	$1,753,401

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$0.20 - $0.15
November 2009	60%	$0.20 - $0.15
December 2009	50%	$0.24 - $0.21
Thereafter	50%	$0.24 - $0.21

December 31, 2010

Common stock issuable upon conversion	8,780,000
Market price of common stock on measurement date, per posted closing price	$0.08
Conversion price	$0.43
Conversion period in years	2
Expected volatility (1)	149.8%
Expected dividend yield (2)	0%
Risk free interest rate (3)	3%

Principal repayment provisions for all long-term debt are as follows at June 30, 2011:

2010	-
2011	1,480,000
2012	1,116,400
Thereafter	-
Total	$2,596,400

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On January 3, 2011, an aggregate of 1,459,267 shares of common stock was issued to convert $108,082 of accrued interest on the Convertible Notes.

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in Convertible Notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.  No gain or loss on derivative liabilities was recorded as a result of this conversion.

As of June 30, 2011 and December 31, 2010, the remaining outstanding balance of Convertible Notes from the 2009 and 2010 offerings was $850,000 and $2,145,000, respectively.  On May 11, 2011, the remaining convertible debt holders agreed to extend the maturity date of their outstanding note balance to July 31, 2013 and amend the conversion price of $0.25 to $0.125 per share.  In addition, on June 16, 2011 convertible notes in the amounts of $20,621 and $20,392 were issued as replacements for an existing $40,000 short term note, plus accrued interest.  The convertible notes are convertible at any time at a conversion price of $0.125.  The total discount associated with the convertible notes is $853,470 as of June 30, 2011, for a net outstanding convertible note balance of $37,549.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation balances as June 30, 2011 and December 31, 2010 consisted of:

	June 30, 2011	December 31, 2010
Asset retirement obligations at beginning of the period	$80,217	$55,280
Accretion expense	3,584	24,937
Asset retirement obligations at end of the period	$83,801	$80,217

As a result of the TNR acquisition subsequent to June 30, 2011, the Company assumed approximately $2,386,016 of asset retirement obligations associated with the former TNR properties.  The Company was required to provide letters of credit in the aggregate amount of $4,704,037 from its credit facility with F&M Bank and Trust supporting these obligations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 2, 2011, the Company entered into an accounting consulting agreement with BlackBriar Advisors, LLC (“BlackBriar”) to provide accounting services for the Company. Services will be provided for 3 months, until September 2, 2011, at a rate of $10,000 per month. In addition, upon completion of the services on September 2, 2011, the Company will issue BlackBriar 200,000 common shares.  The shares will be valued at the grant date fair value upon the date they are required to be issued.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On March 11, 2010, the Company issued a total of 850,000 shares of its common stock to Gottbetter & Partners, LLP to hold as escrow agent pursuant to an IR Shares Escrow Agreement between the Company and them.  On the same date, 8,900 of such shares, valued at $18,334, were released from the escrowed shares to an investor relations firm for services provided.  On May 13, 2010, 200,000 shares of such shares valued at $189,000 were released from the escrowed shares to an additional investor relations firm for services provided.

On March 17, 2010, the Company granted Nicholas A. Spano a total of 24,000 shares of restricted stock under the 2009 Plan in connection with his serving on its Advisory Board.  The applicable Restricted Stock Agreement provides that such shares vest and be released from escrow over four vesting periods as services are provided.  6,000 of such shares, valued at $15,360, vested on the date of grant.  The remaining 18,000 shares will vest, and be released from escrow, on each of the first three six-month anniversaries of the date of grant as services are provided.

The Company also entered into a Consultant Agreement, effective March 17, 2010, with Mr. Spano, pursuant to which it agreed to compensate Mr. Spano with a total of 76,000 shares for certain consulting services by issuing him 26,000 shares, valued at $66,560, immediately, and an additional 25,000 shares on each of July 31, 2010 and November 30, 2010.

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

On March 1, 2011, the Company issued Robert C. Avaltroni a total of 6,000 shares of restricted stock, with a fair market value of $1,140, under his Advisory Board agreement entered into on April 1, 2010.

On March 18, 2011, the Company issued Nicholas A. Spano a total of 12,000 shares of restricted stock, with a fair market value of $2,280, under his Advisory Board agreement entered into on March 17, 2010 above.  The remaining 6,000 shares will vest, and be released from escrow, on September 18, 2011.

One April 1, 2011, the Company issued 6,000 shares of common stock, with a fair market value of $840, to Mr. Avaltroni as the third payment under Mr. Avaltroni’s advisory board agreement with the Company.  The remaining 12,000 shares will vest and be released from escrow on September 18, 2011.

On June 2, 2011, the Company entered into an accounting consulting agreement with BlackBriar to provide accounting services for the Company. Services will be provided for 3 months, until September 2, 2011, at a rate of $10,000 per month. In addition, upon completion of the services on September 2, 2011, the Company will issue BlackBriar 200,000 common shares.  The shares will be valued at the grant date fair value upon the date they are required to be issued.

On June 13, 2011, the Company sold 320,000 shares of restricted common stock to two of its Directors, Jim Cerna and Ray Unruh, for total proceeds of $40,000 in cash.

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

On June 16, 2011, the Company entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011.   The shares were issued on June 17, 2011.  Accordingly, the Company recorded a gain of settlement of debt of $284,861.

On June 30, 2011, the Company granted Randy M. Griffin, its Chief Executive Officer, options to purchase 1,000,000 shares of common stock out of the Employee Stock Option Plan at an exercise price of $0.15 per share with an expiration date of June 30, 2016, said options being exercisable at any time after June 30, 2012.  The options were valued at $137,878 using the Black-Scholes Model and were granted to Mr. Griffin as a bonus for the provision of his personal private risk capital and his efforts in support of the acquisition of TNR.

On June 30, 2011, the Company issued an aggregate of 333,576 shares of common stock to convert $42,151 of accrued interest through June 30, 2011 on the outstanding Convertible Notes.

On June 30, 2011, the Company entered into an agreement with David Donahue to issue 50,000 shares of common stock, with a fair value of $6,320, as payment in full for the outstanding balance owed for accounting services in the amount of $7,500.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – STOCK OPTIONS

The Board of Directors of the Company previously adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of June 30, 2011, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, 1,000,000 shares at $0.15 per share and awards of 48,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding during the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,048,000	$0.25
Issued	1,000,000	0.15
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at June 30, 2011	2,048,000	$0.25
Exercisable at June 30, 2011	848,500	$0.25

Options outstanding and their relative exercise price at June 30, 2011 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	1.52 years	$-
$0.25	500,000	3.52 years	-
$0.25	250,000	3.58 years	-
$0.15	1,000,000	5.00 years		-

For the six months ended June 30, 2011, compensation expense related to outstanding options of $73,194 was recognized and $175,182 of compensation expense remained to be amortized..  As of June 30, 2011, the outstanding options had no intrinsic value and a weighted average remaining contractual term of 3.96 years.

NOTE 12 – SUBSEQUENT EVENTS

In July 2011, the Company made payments totaling $93,000 to its CEO as payment in full of all outstanding notes payable.

On July 22, 2011, the Company completed the acquisition of 100% of the membership interests of Tchefuncte Natural Resources, LLC (“TNR”).  TNR’s operations primarily consisted of its Lake Hermitage and Samson oil and gas properties.  The Samson properties were acquired from Samson Contour Energy E&P LLC for cash of $5,671,525 on July 22, 2011, immediately prior to the acquisition of TNR by MEI.  Through the acquisition, MEI principally acquired interests in 80 wells and related surface production equipment in five fields located in the Plaquemines and Lafourche Parishes in Louisiana.  Currently, management believes that approximately nine wells are operating at production levels of approximately 300 barrels of oil equivalent per day (BOEPD).  The effective date of the acquisition related to the Lake Hermitage properties was May 1, 2011.  All activity for the Lake Hermitage properties from the effective date through July 22, 2011 has been recorded as an adjustment of $562,157 to the purchase price and was paid to MEI in cash at closing.

MESA ENERGY HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The Company acquired TNR for net cash of $5,109,368 and issued an aggregate of 21,200,000 shares of common stock to the shareholders of TNR valued at prices from $0.14 to $0.155 per common share on the grant date, or $2,986,000 for a total purchase price of $8,095,368.  The Company funded the acquisition from proceeds from a bank loan of $5,795,963 under a $25.0 million credit facility with F&M Bank and Trust Company (See Note 6).

David Freeman, an officer of MEI, owned approximately 33% of TNR prior to the acquisition by MEI.  In conjunction with the acquisition, Mr. Freeman received 3,452,333 shares of common stock of the 21,200,000 shares issued by MEI.  For further detail on the acquisition, see note 3.

On July 26, 2011, the Company made payments of $75,000 each to David L. Freeman and Sycamore Resources, Inc. (owned by Randy M. Griffin, the Company’s CEO) in full payment of notes payable from Tchefuncte Natural Resources, LLC (“TNR”) for earnest money provided by Freeman and Sycamore to TNR related to its acquisition of properties from Samson Contour Energy E & P, LLC.

On August 1, 2011, the Company entered into a consulting agreement with SNK Consulting Services, LLC to provide Investor Relations and Public Relations services for the Company.  Services will be provided for 12 months, until July 31, 2012, at a rate of $1,500 per month; in addition, the Company agreed to issue 100,000 shares of the Company to SNK concurrently with the execution of the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2011.

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

Going Concern

The Company has incurred recurring losses from operations of $6,800,676 since inception through June 30, 2011, has a working capital deficit at June 30, 2011 of $535,420 and has historically had limited sources of recurring revenue.  To date, these conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable or restricted stock.  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.   Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 22, 2011, the Company acquired Tchefuncte Natural Resources, LLC, a Louisiana company (“TNR”).  Management is currently evaluating the effect of the acquisition and the extent such cash flows will positively impact its ability to continue as a going concern.

Recent Transactions

Acquisition of Tchefuncte Natural Resources, LLC

On July 22, 2011, the Company completed the acquisition of TNR by Mesa Energy, Inc. (“Mesa”), a wholly-owned subsidiary of the Company.  At the closing, TNR became a wholly-owned subsidiary of Mesa and the members of TNR received (i) an aggregate of 21.23 million shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of TNR (20 million shares), the retirement of notes payable in the amount of $150,000 (1.2 million shares) and for providing personal guarantees to secure remaining loans of TNR (30,000 shares), and (ii) an overriding royalty interest on each lease owned by TNR and on each lease acquired pursuant to the acquisition of Samson (as defined below), equal to the difference between a 75% net revenue interest (“NRI”) (on an 8/8ths basis) and the current NRI, not to exceed 3%.

Immediately prior to the closing of the TNR acquisition, TNR completed the acquisition of properties in four fields in south Louisiana from Samson Contour Energy E & P, LLC (“Samson”).  The Company used net cash of $4,771,525 from the Loan Agreement (as defined below) to fund the net purchase price for the properties, fund a portion of the Site Specific Trust Accounts (“SSTAs”) for plugging liability on wells owned and operated by Samson and reimburse earnest money previously provided in connection with these transactions.  In addition, the Company provided letters of credit in the aggregate amount of $4,704,037 pursuant to the Loan Agreement, which were used to replace letters of credit in place by TNR and Samson for existing SSTAs as well as to provide additional, newly created SSTAs.

TNR is a Louisiana operator that owns and operates producing properties in five fields in Plaquemines and Lafourche Parishes, Louisiana. TNR is now a wholly-owned subsidiary of Mesa. TNR owns the Lake Hermitage Field in Plaquemines Parish, Louisiana. Current production at Lake Hermitage averages approximately 160 barrels of oil and 240 mcf of gas per day. Total mineral acreage held by production is approximately 3,578 acres. A third party engineering report prepared by Collarini Associates, with an effective date of April 1, 2011,  places the value of total proved reserves using a discount rate of 10% (PV-10) at approximately $15.25 million with proved developed producing (“PDP”) reserves of $5.24 million. Probable reserves are estimated at $10.65 million.

The properties owned by Samson have aggregate net production of approximately 160 barrels of oil and 1,080 mcf per day of gas from thirteen producing wells and approximately 3,611 net mineral acres are held by production in these fields.  We believe that a significant increase in production can be achieved in the Lake Hermitage Field by improving operational efficiencies, recompleting or otherwise returning several shut-in wells to production and by optimization of the gas lift system.  A plan is in place and those efforts are underway. Evaluation of properties in the other fields is in the early stages but we expect similar opportunities to exist in those fields.  We have established a budget of approximately $1,350,000 to be spent on recompletions and other field enhancements in the next twelve months and expect those efforts to increase production and PDP reserves.  In addition, there are a number of proved undeveloped (“PUD”) drilling locations in the field as well as deep targets with potential for farm out or joint venture with other operators.  Our technical team is currently evaluating those opportunities.  We are also reviewing a number of other oil and gas properties in the area and hope to complete additional acquisitions of this nature in the next twelve months.

In connection with the acquisition of TNR, we appointed Carolyn M. (Monnie) Greer as Executive VP of Engineering and a member of the Board of Directors and Willard Powell as Executive VP of Geology. Monnie has over 25 years of business, financial, engineering and geo-science experience in all phases of the upstream oil and gas business in the U.S. in both onshore and offshore venues from Michigan to South Texas and the Gulf Coast Region.  Willard has over 45 years of business, financial, engineering and geo-science experience in all phases of the upstream oil and gas business in the Gulf Coast Region.

Loan Agreement with F&M Bank & Trust Company

On July 22, 2011, the Company entered into a loan agreement by and among Mesa, TNR, Mesa Gulf Coast, LLC (“MGC”) and The F&M Bank & Trust Company (“F&M”) with respect to a senior secured revolving line of credit facility F&M provides to Mesa.  The loan agreement (the “Loan Agreement”), provides for a revolving loan in the maximum amount of $25,000,000, together with a letter of credit facility not to exceed 50% of the Borrowing Base (as hereinafter defined), subject to the terms and conditions of the Loan Agreement.

In connection with the Loan Agreement, (i) TNR entered into (A) security agreement, and (B) mortgage, collateral assignment, security agreement and financing statement pursuant to which it granted a security interest to F&M in all of its assets, (ii) Mesa entered into a pledge and security agreement, pursuant to which it granted a security interest to F&M in the membership interests of its wholly-owned subsidiaries, TNR and MGC, and (iii) the Company, MGC and TNR entered into unlimited guaranties, pursuant to which each entity absolutely and unconditionally guaranteed and promised to pay to F&M or its order the obligations of Mesa.  The Borrowing Base is subject to redetermination at least twice a year and at any other time at the discretion of F&M.

The Loan Agreement contains customary covenants, including but not limited to (i) maximum funded debt to EBITDA ratio, and (ii) minimum interest coverage ratio. The loan commitment shall expire on July 22, 2013.  The Company may repay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to F&M’s base rate (currently 3.25%), plus one percent (1.00%) per annum; however, that the interest rate shall never fall below a floor rate of five and three-quarters percent (5.75%) per annum.  Interest is paid on a monthly basis.  The Company paid a loan origination fee of $52,500 and agreed to pay a fee equal to one half of one percent (0.50%) of any increase in the Borrowing Base.

The Company used the initial funds provided by the loan to complete the acquisition of TNR and to provide working capital for field enhancements and other general corporate purposes.

Company Operations

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

The following is a reconciliation of our net loss in accordance with GAAP to our Adjusted EBITDA for the three and six-month periods ending June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	2011	2010	2011	2010
Net Income (Loss)	$(21,278)	$17,194,475	$(417,841)	$6,825,385

Add Back:

Interest expense, net	50,301	59,706	299,309	783,631
Depreciation, depletion, accretion and impairment	1,779	7,178	3,584	14,356
Gain on change in derivative value	-	(18,045,075)	-	(9,020,100)
Stock based compensation	214,804	488,649	254,619	797,929

Adjusted EBITDA	$245,606	$(257,913)	$139,671	$(526,276)

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

We generated revenues of $18,679 for the three months ended June 30, 2011 while we generated revenues of $9,463 for the three months ended June 30, 2010.  This revenue results from the existing producing wells in the Java Field in Wyoming County, New York and the Coal Creek Field in Sequoyah County, Oklahoma.

Operating Expenses

We incurred operating expenses of $213,392 for the three months ended June 30, 2011, as compared to $764,618 for the three months ended June 30, 2010.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.   The reduction in the second quarter of 2011 compared with 2010 was primarily due to$488,586 of stock based compensation in the second quarter of 2010 and $160,478 of legal fees, the majority of which were related to an unsuccessful financing effort in the second quarter of 2010.

Interest Expense

Interest expense was $50,301 for the three months ended June 30, 2011, as compared to interest expense of $96,860 for the three months ended June 30, 2010, a decrease of $46,559.  This decrease was primarily due to the conversion of $1,295,000 of convertible notes into restricted common stock during the three months ended March 31, 2011, thereby reducing the interest expense.

Gain on Change in Derivative Value

The noncash gain on change in derivative value was zero for the three months ended June 30, 2011 compared with $18,045,075 for the comparable period of 2010.  The change in derivative value represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on derivative value was driven primarily by the decrease in the trading price of our common stock during the three months ended June 30, 2010.

Net Income/ Loss

Our net loss for the three months ended June 30, 2011 was $21,278, compared to net income for the three months ended June 30, 2010 of $17,194,475.  The net income for the three months ended June 30, 2010 was primarily due to a significant non-cash gain on change in derivative value.  Excluding the non-cash gain, the net loss for that quarter would have been $850,600.  The reduction in net loss for the three months ended June 30, 2011 as compared to the same period in 2010 is primarily due to a reduction in interest expense as a result of conversion of $1,295,000 of convertible notes into restricted common stock during the three months ended March 31, 2011.  In addition, legal fees related to a proposed financing in the period ended June 30, 2010 were not present in the corresponding period in 2011.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

We generated revenues of $37,088 for the six months ended June 30, 2011 while we generated revenues of $19,280 for the six months ended June 30, 2010. This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses of $379,356 for the six months ended June 30, 2011, as compared to $1,361,554 for the six months ended June 30, 2010. These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business. The decrease of $982,198 was primarily due to $797,729 of stock based compensation in the first half of 2010 and $303,119 of legal fees in the first half of 2010, the majority of which were related to an unsuccessful financing effort in the second quarter of 2010.

Interest Expense

Interest expense was $299,309 for the six months ended June 30, 2011, as compared to interest expense of $856,155 for the six months ended June 30, 2010, a decrease of $556,846. The decrease was due primarily to the conversion of $1,295,000 of convertible notes into restricted common stock during the six months ended June 30, 2011, thereby reducing the interest expense.

Gain on Change in Derivative Value

The noncash gain on the change in derivative value of $0 for the six months ended June 30, 2011 compared with $9,020,100 for the comparable period of 2010. The change in derivative value represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.  The gain on derivative value was driven primarily by the decrease in the trading price of our common stock during the six months ended June 30, 2010.

Net Income/ Loss

Our net loss for the six months ended June, 30 2011 was $417,841. Net income for the six months ended June 30, 2010 was $6,825,385 comprised primarily of the noncash gain on the change in derivative liability of $9,020,100. Excluding the non-cash gain, the net loss for that quarter would have been $2,194,715.  The reduction in net loss for the six months ended June 30, 2011 as compared to the same period in 2010 is primarily due to significant stock based compensation in the first quarter of 2010 that was not present during the six months ended June 30, 2011.  In addition, legal fees related to a proposed financing in the period ended June 30, 2010 were not present in the corresponding period in 2011.

Liquidity and Capital Resources

Overview

As of June 30, 2011 and December 31, 2010, we had working capital deficits of $535,420 and $2,344,735, respectively.  The decrease in the working capital deficit was primarily attributable to the conversion of $1,480,000 of short-term convertible debt to common stock.  Our current assets decreased by $78,802 for the period ended   June 30, 2011, as compared to the period ended December 31, 2010. This decrease in current assets was due to the amortization of current portion of deferred financing costs.

The following events have improved our liquidity and capital resources:

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

•
On June 16, 2011, we entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019.  These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125.  The note will bear interest at 6% per annum payable in cash or shares at maturity;

•	On July 22, 2011, we acquired TNR, which we anticipate will increase revenue by at least $500,000 per month; and

•	On July 22, 2011, we entered into the Loan Agreement with F&M, which provides us additional working capital for field enhancements and other drilling opportunities.

Cash and Accounts Receivable

At June 30, 2011, we had cash and cash equivalents of $35,636, compared to $6,096 at December 31, 2010.  Cash increased by $29,540 primarily from the sale of stock and loans from related parties.

Liabilities

Accounts payable and accrued expenses decreased by $460,117 to $517,364 at June 30, 2011, from $977,481 at December 31, 2010, primarily due to the conversion of $455,861 of accrued expenses to stock.

As of June 30, 2011, the outstanding balance of principal on debt was $130,549, a net decrease of $2,506,851 from the outstanding balance of $2,637,400 as of December 31, 2010. This net decrease was primarily due to the conversion of $1,746,400 of debt to common stock and the extension and modification of the remaining convertible notes, which created a debt discount of $850,000.

Notes payable to related parties increased $72,000 from $21,000 on December 31, 2010 to $93,000 on June 30, 2011 primarily as a result of loans from the Company’s CEO.

Cash Flows

For the six months ended June 30, 2011, the net cash used in operating activities of $102,460 reflected working capital requirements to fund operating, general and administrative activities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
As of June 30, 2011, we did not maintain effective controls over financial statement disclosure and the recording of equity and debt transactions. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management concluded that this control deficiency constituted a material weakness; and

b)
As of June 30, 2011, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we are considering the engagement of additional employees and/or consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures and increasing our workforce in preparation for exiting the exploration stage and beginning operations.

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

Effective June 2, 2011, we entered into a three month consulting agreement with BlackBriar Advisors, LLC (“BlackBriar”) to provide additional accounting services.  We believe BlackBriar has an extensive knowledge and experience with U.S. GAAP financial accounting required for a publicly traded company and also provides an independent level of review and check on the current accounting personnel.  Other than the engagement of BlackBriar, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2011, the Company issued 6,000 shares of common stock, with a fair market value of $840, to Mr. Avaltroni as the third payment under Mr. Avaltroni’s advisory board agreement with the Company.

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

On June 16, 2011, the Company entered into a settlement agreement with GP wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011.   The shares were issued on June 17, 2011.

On June 30, 2011, the Company issued an aggregate of 333,576 shares of common stock to convert $42,151 of accrued interest through June 30, 2011 on the outstanding Convertible Notes.

On June 30, 2011, the Company entered into an agreement with David Donahue to issue 50,000 shares of common stock in exchange for an accounts payable owed to Donahue in the amount of $7,500

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Mesa Energy Holdings or executive officers of Mesa Energy Holdings, and transfer was restricted by Mesa Energy Holdings in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

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

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*
To be filed by amendment. The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Date: September 2, 2011	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2011	By:	/s/ RAY L. UNRUH
Ray L. Unruh
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)