Form 10-Q/A
period 2011-06-30
Mesa Energy Holdings, Inc.
filed 2011-09-14
CIK 1425597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

MESA ENERGY HOLDINGS, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Mesa Energy Holdings, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on September 2, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the period from inception (April 23, 2003) to June 30, 2011 (unaudited), (iii) the Company’s consolidated statement in changes in members’ and stockholders’ equity (deficit) for the period from inception (April 23, 2003) to June 30, 2011 (unaudited), (iv) the Company’s consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and the period from inception (April 23, 2003) to June 30, 2011 (unaudited), and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS  XBRL Instance Document

101 SCH XBRL Schema Document

101 CAL XBRL Calculation Linkbase Document

101 LAB XBRL Labels Linkbase Document

101 PRE  XBRL Presentation Linkbase Document

101 DEF  XBRL Definition Linkbase Document

*	Previously filed.

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

MESA ENERGY HOLDINGS, INC.

Date: September 14, 2011	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)