Form 10-Q
period 2011-09-30
Mesa Energy Holdings, Inc.
filed 2012-02-14
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of February 14, 2012, there were 79,531,324 shares of the registrant’s common stock outstanding.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

		Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 31, 2010 to September 30, 2011 (Unaudited)	5

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-19

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	ITEM 4.	Controls and Procedures	29-30

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	31
	ITEM 1A.	Risk Factors	31
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	ITEM 3.	Defaults Upon Senior Securities	31
	ITEM 4.	(Reserved)	32
	ITEM 5.	Other Information	32
	ITEM 6.	Exhibits	32

	SIGNATURES		33

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
Assets

Current Assets
Cash and cash equivalents	$970,052	$6,096
Accounts receivable	2,569,820	8,348
Derivative assets - current	789,219	—
Deferred financing costs - current	53,070	135,552
Prepaid expenses	32,883	3,750
TOTAL CURRENT ASSETS	4,415,044	153,746

Oil and gas properties, using successful efforts accounting:
Properties not subject to amortization, less accumulated impairment of $0 and $247,500	—	—
Proved properties subject to amortization. Less accumulated depletion depreciation, amortization, and impairment of $544,503 and $519,116, respectively	8,148,789	—
Support facilities and equipment less accumulated depreciation of $40,933 and $0, respectively	1,832,519	—
Land	48,345	38,345
Net oil and gas properties	10,029,653	38,345

Property and equipment less accumulated depreciation of $2,646 and $0	87,326	—
Deferred financing cost - noncurrent	39,802	—
Derivative assets - noncurrent	590,981	—
Deposit on asset retirement obligations	640,000	40,000
Other assets	5,000	—

TOTAL ASSETS	$15,807,806	$232,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable - trade	$897,034	$67,409
Revenue payable	344,497	—
Accrued expenses	367,511	778,240
Accrued expenses-related parties	77,995	131,832
Notes payable - related parties	—	21,000
Notes payable - current	772,647	20,000
Convertible notes payable - current	—	1,480,000
TOTAL CURRENT LIABILITIES	2,459,684	2,498,481

Non-current liabilities
Long term debt-related parties	—	451,400
Notes payable - noncurrent	5,160,033	—
Convertible notes payable, net of discount	823,564	665,000
Derivative liability - noncurrent	214,543	—
Asset retirement obligations	3,393,988	80,217

TOTAL LIABILITIES	12,051,812	3,695,098

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, par value $0.0001, 300,000,000 shares authorized, 76,444,649 and 40,232,021 shares issued and outstanding, respectively	7,645	4,023
Additional paid-in capital	(1,139,597)	(6,786,915)
Retained earnings	4,887,946	3,319,885
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,755,994	(3,463,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,807,806	$232,091

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$3,277,650	$16,718	$3,314,703	$35,999

Operating Expenses
Lease operating expense	988,808	-	1,002,069	-
Exploration cost	27,500	11,177	40,303	35,139
Depreciation, depletion, amortization, accretion and impairment	636,109	55,204	639,693	69,560
General and administrative expense	692,656	415,487	1,042,364	1,738,723
Gain on sale of oil and gas properties	(17,960)	-	(17,960)	-
Total operating expenses	2,327,113	481,868	2,706,469	1,843,422

Income (loss) from operations	950,537	(465,150)	608,234	(1,807,423)

Other Income (Expenses)
Interest income	376	90	376	3,803
Interest expense	(169,422)	(119,133)	(466,458)	(975,288)
Gain (loss) on change in derivative value – derivative instrument	1,380,200	-	1,380,200	-
Gain (loss) on change in derivative value – convertible debt	(78,139)	1,698,677	(214,543)	10,718,777
Gain on settlement of debt	-	-	223,736	-
Loss on extinguishment of debt	-	-	(17,620)	-
Other income	54,101	-	54,136	-
Total other income (expense)	1,187,116	1,579,634	959,827	9,747,292

Net income	$2,137,653	$1,114,484	$1,568,061	$7,939,869

Net income per share:
Basic	$0.03	$0.03	$0.03	$0.20
Diluted	$0.03	$0.02	$0.03	$0.16

Weighted average number of common shares outstanding:
Basic	72,479,866	40,162,999	55,152,473	39,837,303
Diluted	81,311,627	48,835,148	60,689,074	48,952,423

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)

For the Period from December 31, 2010 to September 30, 2011

(Unaudited)

			Additional
	Common Stock		Paid-in
		Par	Capital	Retained
	Shares	Value	(Deficit)	Earnings	Total

Balances at December 31, 2010	40,232,021	$4,023	$(6,786,915)	$3,319,885	$(3,463,007)

Shares issued for cash	320,000	32	39,968	-	40,000

Share-based compensation	680,000	70	183,465	-	183,535

Shares issued to settle debt	1,200,000	120	234,330		234,450

Conversion of convertible debt and accrued interest	11,746,628	1,174	2,101,414	-	2,102,588

Common shares issued to induce debt conversion	1,036,000	103	111,871	-	111,974

Shares issued for acquisition of Tchefuncte Natural Resources LLC	21,200,000	2,120	2,965,880	-	2,968,000

Shares issued in exchange for personal guarantees on debt	30,000	3	4,647	-	4,650

Debt discount	-	-	5,743	-	5,743

Net income	-	-	-	1,568,061	1,568,061

Balances at September 30, 2011	76,444,649	$7,645	$(1,139,597)	$4,887,946	$3,755,994

See accompanying notes to unaudited consolidated financial statements

MESA ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,568,061	$7,939,869

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization, accretion and impairment expense	639,693	69,560
Share-based compensation	183,535	1,025,578
Gain on sale of assets	(17,960)	-
Amortization of debt discount charged to interest expense	788	665,000
Amortization of deferred financing cost	145,557	109,839
Induced debt conversion expense	111,974	-
Shares issued for continuation of loan guarantees charged to interest expense	4,650	-
Unrealized gain on change in derivative value – derivative instrument	(1,380,200)	-
Unrealized gain (loss) on change in derivative value – conversion features	214,543	(10,718,777)
Gain on settlement of debt	(223,736)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,826,178)	17,511
Prepaid and other assets	(17,243)	-
Accounts payable and accrued expenses	598,373	452,206
Revenue payable	212,023	-
Accrued expenses – related party	13,978	20,109
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	227,858	(419,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	20,000
Cash received for sale of oil and gas property	17,960	-
Cash paid for acquisition of TNR, net of cash acquired	(4,809,368)	-
Cash paid for acquisition and development of oil and gas properties	(198,205)	(405,460)
Purchase of fixed assets	(3,771)	-
CASH USED FOR INVESTING ACTIVITIES	(4,993,384)	(385,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	40,000	-
Proceeds from borrowings on debt, net of financing costs	5,713,086	573,361
Proceeds from borrowings on debt – related party	-	15,500
Principal payments on long-term notes payable	(2,604)	-
Principal payments on debt – related party	(21,000)	(43,000)
CASH PROVIDED BY FINANCING ACTIVITIES	5,729,482	545,861

NET CHANGE IN CASH	963,956	(258,704)
CASH AT BEGINNING OF PERIOD	6,096	267,141
CASH AT END OF PERIOD	$970,052	$8,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,558	$3,192
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for purchase of Tchefuncte Natural Resources, LLC	$2,968,000	$-
Derivative liability	$-	$3,311,820
Common stock issued for the conversion of notes payable and accrued interest	$2,040,282	$185,604
Promissory note and accrued interest exchanged for convertible note	$41,019	$-
Debt discount	$5,743	$-
Common stock issued to settle debt	$234,450	$-

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “Company”). MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry. MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Energy Operating, LLC (“Mesa Operating”). Mesa Operating is a qualified operator in the states of Texas, Oklahoma, and Wyoming. MEI is a qualified operator in the State of New York. On July 22, 2011, MEI acquired Tchefuncte Natural Resources, LLC (“TNR”). TNR owns interests in 80 wells and related surface production equipment in five fields located in Plaquemines and Lafourche Parishes in Louisiana. At September 30, 2011, those properties were being operated by Tchefuncte Natural Resources, LLC (“TNR”), a wholly-owned subsidiary of MEI. The operator of all operated properties in Louisiana changed to Mesa Gulf Coast, LLC, a wholly owned subsidiary of MEI in October 2011. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and land men as required in connection with future drilling and production operations.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission. and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010, as reported in the Form 10-K, have been omitted.

Exploration Stage Company

The Company was previously in the exploration state in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No 915 – Development Stage Entities. During the nine months ended September 30, 2011, the Company exited the exploration stage upon the acquisition of TNR.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Deferred Financing Costs

Financing costs are deferred and amortized over the financing period using the effective interest rate method.

Fair Value of Financial Instruments

The Company adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 9).

Earnings Per Share

The Company’s earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and are calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and convertible debt.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC.

On July 22, 2011, the Company acquired 100% of the membership interests in Tchefuncte Natural Resources, LLC, and TNR became a wholly-owned subsidiary of the Company. Assets acquired comprise five oil and gas fields in Plaquemines and Lafourche Parishes in Louisiana. In exchange for their members’ interests, the selling members of TNR received an aggregate of 21.2 million shares of the Company’s common stock valued at $2,968,000 based on the closing price of Mesa’s stock on July 22, 2011, as follows:

a) in exchange for all of the issued and outstanding members’ interests of TNR (20 million shares),

b) for the retirement of notes payable in the amount of $150,000 (1.2 million shares),

c) the selling members retained an overriding royalty interest on each lease owned by TNR and on each lease acquired pursuant to the acquisition of Samson equal to the difference between a 75% net revenue interest (“NRI”) (on an 8/8ths basis) and the current NRI, not to exceed 3%.

Immediately prior to the acquisition of TNR, on July 22, 2011, TNR completed the acquisition of properties in four fields in south Louisiana (the “Samson Properties”) from Samson Contour Energy E&P, LLC (“Samson”) for a total purchase price, net of post-closing adjustments, of $4,936,231. TNR used net cash of $5,371,525 from MEI’s Loan Agreement with The F&M Bank & Trust Company and $300,000 provided by the selling members of TNR and Mesa’s CEO to fund the initial purchase price for the Samson Properties of $5,071,525 and to fund $600,000, representing a portion of the obligations for the Site Specific Trust Accounts (“SSTAs”), for asset retirement liability on wells owned and operated by Samson. TNR received a post-closing payment from Samson of $735,294 for adjustments to the purchase price resulting in a net purchase price of $4,936,231.

In addition, on July 26, 2011, the selling members agreed to continue to provide personal guarantees on the notes for the boat and camp (see Note 9 –Debt) in exchange for an additional 30,000 shares of Mesa’s stock valued at $4,650 based on the closing price of Mesa’s stock on July 26, 2011.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Cash	$562,157
Receivables	735,294
Other current assets	16,890
Total current assets	1,314,341

Oil and gas properties	10,436,372
Properties and equipment	28,368
Deposit on asset retirement obligation	600,000
Total assets acquired	12,379,081

Liabilities assumed:
Accounts payable and accrued liabilities	638,075
Note Payable	139,321
Asset retirement obligations	3,262,160
Total liabilities assumed	4,039,556

Net assets acquired	$8,339,525

Consideration paid:
Common stock issued valued at 0.14 per share	2,968,000
Note payable - F&M Bank	5,371,525
Total consideration paid	$8,339,525

The following unaudited pro forma information assumes the acquisition of TNR occurred as of January 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Revenues	$9,351,196	$5,135,928
Net income	$4,577,583	$10,809,975
Net loss per share – basic	$0.08	$0.18
Net loss per share – diluted	$0.07	$0.15
Weighted average shares outstanding -basic	70,838,920	61,037,303
Weighted average shares outstanding – diluted	76,375,521	70,152,423

NOTE 3 – DERIVATIVE INSTRUMENTS

On August 9, 2011, the Company entered into a derivative instrument risk management agreement in the form of costless collars (“Collars”). The Collar program covers natural gas commodity for a two year period commencing in August 2011. Collars are option positions established by selling calls and purchasing puts. The calls establish a maximum price (ceiling), and the puts establish a minimum price (floor) that will be received for volumes under contract. The Collars are indexed to New York Mercantile Exchange prices.

On August 9, 2011, the Company entered into a derivative instrument risk management agreement in the form of a fixed oil price swap agreement (“Swaps”). The fixed-price Swaps establish a set price the Company will receive for volumes under contract. This agreement covers oil to be produced for a two year period and commenced in August of 2011.

On September 12, 2011, the Company entered into a derivative instrument risk management agreement in the form of basis swaps in order to hedge locational basis risk. This agreement hedges the risk associated with the price differential between the delivery point of the oil volumes hedged and the actual delivery point at which the Company’s oil is priced. This program covers oil to be produced for a one year period commencing in October 2011. The basis swaps are indexed to prices from the New York Mercantile Exchange and Light Louisiana Sweet First Contract Month.

The details as of September 30, 2011 are summarized below:

Costless Collars

			Weighted
			Average
Production Period	Type of Instrument	Total Volumes	Floor/Ceiling	Fair Value
8/2011-7/2013	Costless Gas Collars	300,000 MMBtu	$4.00 / 5.75	$36,582

Fixed Price Swaps

			Average
Production Period	Type of Instrument	Total Volume	Fixed Price	Fair Value
8/2011-12/2011	Oil Fixed Price Swaps	21,500 Bbls	$115.40	$167,170
1/2012-12/2012	Oil Fixed Price Swaps	42,000 Bbls	$114.50	$748,240
1/2013-7/2013	Oil Fixed Price Swaps	18,900 Bbls	$114.90	$394,578

Basis Swaps

Production Period	Type of Instrument	Total Volume	Basis Price	Fair Value
10/2011-9/2012	Oil Basis Swaps	12,000 Bbls	$20.00	$33,630

The Company has elected not to apply hedge accounting to the derivatives. As of September 30, 2011, the Company recognized a short term derivative asset of $789,219 and a long-term derivative asset of $590,981, with the change in fair value reflected in unrealized gain or loss on change in derivative value - derivative instruments.

In addition to the Collars, Swaps, and Basis Swaps, we have derivatives associated with the value of the conversion features related to convertible debt which is discussed more fully in Note 8 - Convertible Promissory Notes.

NOTE 4 - OIL AND GAS PROPERTIES

The Company’s proved oil and gas properties at September 30, 2011, are located in the United States.

The carrying values, net of depletion, depreciation, amortization, and impairment, at September 30, 2011, and December 31, 2010, of the Company’s oil and gas properties were:

Prospect	September 30, 2011	December 31, 2010
Coal Creek Prospect	$-	$-
Java Field	-	-
Lake Hermitage Field	2,790,180	-
Bay Batiste, La Rose, and Valentine Fields	5,358,609	-
Total	$8,148,789	$-

Net proved oil and gas properties at September 30, 2011 were:

						Depletion,
						Depreciation,
						Amortization
Year	Acquisition	Exploration	Development	Dry Hole	Disposition	and
Incurred	Costs	Costs	Costs	Cost	of assets	Impairment	Total

2009 and prior	$754,878	$2,542,092	$-	$(466,066)	$(2,090,383)	$(34,764)	$705,757
2010	-	405,462	-	-	-	(1,111,219)	(705,757)
2011	8,495,085	82,534	115,673	-	-	(544,503)	8,148,789
Total	$9,249,963	$3,030,088	$115,673	$(466,066)	$(2,090,383)	$(1,690,486)	$8,148,789

The Company holds oil and gas lease interests in Louisiana and New York.   The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify as “Properties subject to amortization” or impair the properties.

The Company sold its Coal Creek prospect on September 26, 2011 for total consideration of $17,960 and recognized a gain on sale of $17,960 as the properties were fully impaired in prior periods.

NOTE 5 – SUPPORT FACILITIES AND EQUIPMENT

The Company owns support facilities and equipment which serve its oil and gas production activities. These classes of properties and equipment, together with their estimated useful lives, comprise:

		September 30,	December 31,
	Years	2011	2010

Tank batteries	7	$400,000	$-
Production equipment	7	950,000	-
Valentine field office	20	150,000	-
Lake Hermitage field office	20	117,089
Asset retirement cost	7	256,363	-
		1,873,452	-
Accumulated depreciation		(40,933)	-
Total support facilities and equipment, net		$1,832,519	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Major classes of depreciable property and equipment, together with their estimated useful lives, comprise:

		September 30,	December 31,
	Years	2011	2010

Office equipment and purchased software	3	$16,388	$-
Furniture and fixtures	10	15,749	5,203
Boat	7	57,835	-
		89,972	5,203
Accumulated depreciation		(2,646)	(5,203)
Total property and equipment, net		$87,326	$-

NOTE 7 – DEBT - RELATED PARTIES

On June 14, 2011, the Company executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in common stock for the outstanding balance of principal and accrued interest on its long-term note receivable from the Company. A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815.

On July 11, 2011 and July 27, 2011, the Company made payments totaling $93,000 to its CEO as payment in full of the principal balance of all outstanding notes payable to him. Accrued interest of $3,520 remains outstanding on the notes. $74,478 of accrued interest remains outstanding on a note payable to Sycamore Resources, Inc., an entity controlled by the CEO. The principal balance of that note in the amount of $238,000 was converted to the Company’s common stock in June 2011.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

In 2009 and 2010, the Company commenced a series of private placements (the “PPO”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, were convertible into shares of common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the PPO were held in which the Company sold an aggregate of $1,945,000 principal amount of Convertible Notes (not including the Convertible Note in the principal amount of $250,000 that was issued in exchange for the Denton Note) raising net proceeds of $1,624,180 after $320,820 of offering costs.  Each of the Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year. Interest will be paid in shares of the common stock valued for this purpose at 90% of the volume weighted average price of the common stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

The Convertible Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.  By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.  Pursuant to Omnibus Waiver and Modification Agreements provided the Company by the holders of convertible notes, all convertible notes are subordinated to the interests of F&M Bank in the assets of the Company. Please see Note 9 for additional discussion on the F&M Bank facility.

The Company determined that the Convertible Notes issued in the 2009 and 2010 Private Placements contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the conversion feature based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40.  As a result, the exercise price is not indexed to the Company’s own stock.  The fair value of the conversion feature was recognized as an embedded derivative instrument and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of the date of issuance and recorded an initial derivative liability of $9,383,380 during the year ended December 31 2009 and $3,311,821 during the year ended December 31, 2010.  The fair values of these instruments are re-measured each reporting period and a gain or loss is recorded for the change in fair value.

On May 11, 2011, the remaining convertible debt holders agreed to extend the maturity date of their outstanding note balance to July 31, 2013 and amend the conversion price of $0.25 to $0.125 per share. The Company determined that this event constituted an extinguishment of debt. Deferred financing costs of $17,620 related to the Convertible Notes were charged to the loss on extinguishment of debt. It was also determined that the reduction of the conversion price created an embedded derivative, originally valued at zero at May 11, 2011, and valued at September 30, 2011 at $214,543. As of September 30, 2011 and December 31, 2010, the remaining outstanding balance of Convertible Notes from the 2009 and 2010 offerings was $787,500 and $2,145,000, respectively.

The Company measured the fair value of these instruments at September 30, 2011 and December 31, 2010 and determined the conversion feature had a value of $214,543 and $0, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded an unrealized loss of $214,543 and a gain of $10,718,777 on the change in derivative value related to the conversion features, respectively, to the statement of operations. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

Activity for derivative instrument during the nine months ended September 30, 2011 was as follows:

	Balance at January 1, 2011	Activity during the period	Increase in fair value of derivative liability	Balance at September 30, 2011

Derivative conversion feature	$-	$-	$214,543	$214,543

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the date of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2011	10%	$0.12- $0.08
Thereafter	10%	$0.12- $0.08

September 30, 2011
Common stock issuable upon conversion	6,300,000
Market price of common stock on measurement date, per posted closing price	$0.150
Conversion price	$0.12
Conversion period in years	2
Expected volatility	168.9%
Expected dividend yield	0%
Risk free interest rate	0.57%

Activity for derivative instruments during the nine months ended September 30, 2010 was as follows:

	Balance at January 1, 2010	Activity during the period	Decrease in fair value of derivative liability	Balance at September 30, 2010
Derivative conversion feature	$7,461,680	$3,311,821	$10,718,777	$54,724

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

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in Convertible Notes were converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.  No gain or loss on derivative liabilities was recorded as a result of this conversion as the conversion features had no value on the dates of conversion.

In addition, on June 16, 2011, convertible notes in the amounts of $20,621 and $20,398 were issued in exchange for an existing $40,000 short term note, plus accrued interest. As of September 30, 2011, there was unamortized debt discount of $4,955 for these convertible notes.

The convertible notes are convertible at any time at a conversion price of $0.125 per share. The net outstanding convertible note balance at September 30, 2011, is $823,564.

NOTE 9 – DEBT

On July 22, 2011, Mesa Energy, Inc. (“MEI”), a wholly-owned subsidiary of the Company, entered into a $25 million senior secured revolving line of credit facility (“Credit Facility") with F&M Bank and Trust Company (“F&M Bank”). The maturity date of the credit agreement is July 22, 2013. The interest rate is the F&M Bank Base Rate plus 1% subject to a floor of 5.75%. At present, interest is accruing at 5.75% and is paid monthly. A 2.00% annual fee is applicable to the letters of credit drawn under the Credit Facility.

The Credit Facility provided financing for the acquisition of TNR, working capital for field enhancements, and general corporate purposes. The Credit Facility is subject to an initial borrowing base of $10,500,000 which was fully utilized by the Company with the completion of the acquisition of TNR. The Company obtained letters of credit in the amount of $4,704,037 that were provided to the State of Louisiana to secure asset retirement obligations associated with the properties. $5,693,106 was funded to MEI to complete the transaction, provide working capital for field enhancements and for general corporate purposes. The remaining $102,857 is a loan origination fee which will be amortized over the life of the loan. The borrowing base is subject to two scheduled redeterminations each year. Loans made under this credit facility are secured by TNR’s proved producing reserves (“PDP”) as well as guarantees provided by the Company, MEI, and the Company’s other wholly-owned subsidiaries. Monthly Commitment Reductions are initially set at $150,000 beginning November 22, 2011 and continuing until the first redetermination on or about April 1, 2012. Future principal reduction requirements, if any, will be determined concurrently with each semi-annual reserve redetermination. Reporting requirements, loan covenants and events of default are as customary for this type of Credit Facility. The Company believes it was in compliance with all of the debt covenants as of September 30, 2011.

The Credit Facility required that 50% of the projected production from the properties be hedged for 24 months at $100 per barrel or above as described more fully in Note 3. On July 25, 2011, we initiated Swaps on oil as required with 4,300 barrels of oil per month hedged at $115.40 per barrel for the remainder of 2011. We also initiated Costless Collars on 17,500 Mmbtu of natural gas with a $4.00/Mmbtu floor and a $5.75/Mmbtu ceiling for the remainder of 2011, as well as an oil basis swap through the third quarter of 2012 on 12,500 barrels of oil at a basis price of $20 per barrel.

On April 21, 2011, TNR issued a note pursuant to a Business Loan Agreement with Resource Bank for the purchase of a boat to use to transport work crews (“Boat Loan”). On May 18, 2011, TNR issued a note pursuant to a Multiple Indebtedness Mortgage Agreement with Resource Bank for land and building (“Land & Building Loan”) to use as a field operations facility. These notes are personally guaranteed by the former members of TNR. On July 22, 2011, the Company assumed Boat Loan and Land & Building Loan in conjunction with the Company’s acquisition of TNR.

Term of the Boat Loan and Land & Building Loan was as follows:

Loan Terms	Date	Maturity	Rate	Balance at September 30, 2011
Boat Loan	4/21/2011	4/21/2014	6.50%	$37,534
Land & Building Loan	5/18/2011	5/18/2014	6.25%	99,183

The payments on the Boat Loan are $1,320 per month and are allocated between principal and interest. The payments on the Land & Building Loan are $736 per month, allocated between principal and interest, with a balloon payment of $92,523 due on the final payment date of May 18, 2014.

Principal repayment provisions for all long-term debt, including convertible and related party debt, are as follows at September 30, 2011:

Year ending December 31,	Amount
2011	$304,007
2012	466,655
2013	5,892,285
2014	98,252
2015	-
Total	$6,761,199

NOTE 10 – ASSET RETIREMENT OBLIGATION

Asset retirement obligation balances as September 30, 2011 and 2010 comprised:

	Nine Months Ended September 30,
	2011	2010
Asset retirement obligations at beginning of the period	$80,217	$55,280
Addition to asset retirement obligation	3,262,160	-
Accretion expense	51,611	3,861
Asset retirement obligations at end of the period	$3,393,988	$59,141

As a result of the TNR acquisition on July 22, 2011, the Company assumed approximately $2,427,164 of undiscounted asset retirement obligations associated with the former TNR properties. In addition, as a result of TNR’s acquisition of additional oil and gas properties immediately prior to the Company’s acquisition of TNR, the Company became subject to additional asset retirement obligations and was required to provide letters of credit in the aggregate amount of $4,704,037 from its credit facility with F&M Bank supporting these obligations in addition to a $600,000 deposit placed with the State of Louisiana Department of Natural Resources, Office of Conservation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm the Company’s business.

Other than routine litigation arising in the ordinary course of business that the Company does not expect, individually or in the aggregate, to have a material adverse effect on the Company, there are currently no pending legal proceedings.

On September 30, 2011, the Company entered into Restricted Stock Grant Agreements with Carolyn M. Greer, W. Willard Powell, David L. Freeman, Ray L. Unruh and Rachel L. Dillard as well as our three independent board members and a consultant. The Restricted Stock Grant Agreements provide for restricted stock grants totaling 1,140,000 common shares valued at $171,000 to become vested over a 24-month period, as follows except for Ray L Unruh:

Vesting Date	Percentage of Grant to Vest
December 30, 2011	10%
March 30, 2012	20%
September 30, 2012	20%
March 30, 2013	20%
September 30, 2013	30%

The shares noted as vesting on December 31, 2011 did vest and were issued in January 2012. No stock compensation expense associated with these shares was recorded during the nine months ended September 30, 2011.

The first tranche of the Restricted Stock Grant to Ray L. Unruh does not vest until March 2012 and other tranches will vest in percentages as reported in the table above.

NOTE 12.   FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative assets – derivative instrument	$-	$1,380,200	$-	$1,380,200
Derivative liabilities – convertible note feature	-	-	214,543	214,543

NOTE 13 – STOCKHOLDERS’ EQUITY

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

On March 18, 2011, the Company issued Nicholas A. Spano a total of 12,000 shares of restricted stock, with a fair market value of $2,280, under his Advisory Board agreement entered into on March 17, 2010 above.  In September 2011, the Company issued Nicholas A. Spano additional 6,000 shares of restricted stock under the same Advisory Board agreement. The shares issued were valued at $16, 500. The 6,000 shares vested in September 2011 were released from escrow subsequently after September 30, 2011.

On April 1, 2011, the Company issued 6,000 shares of common stock, with a fair market value of $840, to Mr. Avaltroni as the third payment under Mr. Avaltroni’s advisory board agreement with the Company.  The remaining 6,000 shares vested and were released from escrow on October 1, 2011.

On June 2, 2011, the Company entered into an accounting consulting agreement with BlackBriar to provide accounting services for the Company. Services will be provided for 3 months, until September 2, 2011, at a rate of $10,000 per month. In addition, upon completion of the services on September 2, 2011, the Company issued BlackBriar 200,000 shares of common stock with a fair market value of $24,000.

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

On June 16, 2011, the Company entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011.   The shares were issued on June 17, 2011.  Accordingly, the Company recorded a gain on settlement of debt of $284,861.

On June 30, 2011, the Company granted Randy M. Griffin, its Chief Executive Officer, options to purchase 1,000,000 shares of common stock out of the Employee Stock Option Plan at an exercise price of $0.15 per share with an expiration date of June 30, 2016, said options being exercisable at any time after June 30, 2012.  The options were valued at $137,878 and were granted to Mr. Griffin as a bonus for the provision of his personal private risk capital and his efforts in support of the acquisition of TNR.

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

In July 2011, the Company issued 21,200,000 shares of common stock, with a fair value of $2,968,000, to the former members of Tchefuncte Natural Resources, LLC, in purchase of their membership interests in TNR. The Company also issued the same former members an additional 30,000 shares of common stock with a fair value of $4,650 in exchange for their continued guarantee of the camp and boat loans (see Note 9 – Debt).

On August 1, 2011, the Company entered into a consulting agreement with SNK Consulting Services, LLC to provide Investor Relations and Public Relations services for the Company.  Services will be provided for 12 months, until July 31, 2012, at a rate of $1,500 per month; in addition, the Company agreed to issue 100,000 shares of common stock, with fair value of $15,500, to SNK concurrently with the execution of the agreement.

On September 2, 2011, the Company entered into an agreement with BlackBriar Advisors, LLC to issue 200,000 shares of common stock, with a fair value of $24,000, as payment for accounting services provided.

On September 9, 2011, 541,100 shares of common stock were returned to the Company from GP for shares held in escrow. These shares were cancelled upon receipt.

On September 15, 2011, the Company entered into an agreement with Mundial Financial Group, LLC to issue 200,000 shares of common stock, with a fair value of $24,000, as payment in full for financial advisory services to be provided to the Company.

On September 15, 2011, Whalehaven Capital Fund, Ltd. elected to convert $62,500 of its Convertible Note resulting in the issuance of 500,000 shares of common stock.

On September 19, 2011, the Company entered into an Employment Agreement with Rachel L. Dillard to serve as the Chief Financial Officer of the Company.  The Employment Agreement, as amended, provided for a restricted stock grant of 1,000,000 shares to vest over a 24 month period with the initial 100,000 shares, valued at $16,437 based on grant date market price, to be vested commensurate with the execution of the agreement. The grant date fair value of the restricted stock grant was $150,000, of which $17,308 was recognized as stock based compensation during the three and nine months ended September 30, 2011.

NOTE 14 – STOCK-BASED COMPENSATION

The Board of Directors of the Company previously adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of September 30, 2011, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share, options to purchase 1,180,000 shares at $0.15 per share and awards of 2,140,000 shares of restricted stock had been granted under the 2009 Plan.

A summary of the changes in options outstanding during the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,048,000	$0.25
Issued	1,180,000	$0.15
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at September 30, 2011	2,228,000	$0.20
Exercisable at September 30, 2011	860,500	$0.25

Options outstanding and their relative exercise prices at September 30, 2011 are as follows:

Exercise price	Number of options	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
$0.25	298,000	1.26 years	$-
$0.25	750,000	3.33 years	$-
$0.15	1,000,000	4.75 years	$-
$0.15	180,000	5.00 years	$-

For the nine months ended September 30, 2011, compensation expense of $139,968 related to outstanding options was recognized, and $130,966 of compensation expense remained to be amortized.  As of September 30, 2011, the outstanding options had no intrinsic value and weighted average remaining contractual terms of 3.81 years.

For the nine months ended September 30, 2011, aggregate stock compensation expense of $64,713 related to the issuance of restricted stock grants was recognized, and $147,388 of compensation expense remained to be amortized over a two year period.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011, 2,900,000 shares were issued for $362,500 of convertible debt; 81,967 shares of common stock were issued as stock compensation to an employee; and 99,000 shares of stock under the 2009 Equity Incentive Plan.

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

Overview

We are a growth-oriented exploration and production (E&P) company with a definitive focus on growing reserves and net asset value per share, primarily through the acquisition and enhancement of high quality producing properties and the development of highly diversified developmental drilling opportunities. We currently own producing oil and natural gas properties in Plaquemines and Lafourche Parishes in Louisiana as well as developmental properties in Wyoming County, NY.

Corporate History

We were incorporated in the State of Delaware on October 23, 2007 as Mesquite Mining, Inc. to engage in the acquisition and exploration of mining properties. In 2009 we determined to redirect our business focus and on June 19, 2009, we changed our name to Mesa Energy Holdings, Inc. (“the Company”) in contemplation of a reverse triangular merger with Mesa Energy, Inc., a Nevada corporation (“MEI”), which we completed on August 31, 2009. MEI was originally formed in 2001 as North American Risk Management Incorporated, a Colorado corporation, to provide insurance to truck operators. In March 2006, having ceased its former operations, it merged with Mesa Energy, LLC, a Texas limited liability company, and reincorporated in Nevada. Mesa Energy, LLC’s activities between April 2003 and March 2006 included participation in various drilling projects, both as operator and as a non-operator.

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

Company Operations

Producing Fields - Plaquemines and Lafourche Parishes, Louisiana

On July 22, 2011, MEI completed the acquisition of Tchefuncte Natural Resources, LLC (“TNR”), a Louisiana operator. Immediately prior MEI’s closing of the TNR acquisition, TNR completed the acquisition of properties in four fields in south Louisiana from Samson Contour Energy E & P, LLC (“Samson”). TNR, now a wholly owned subsidiary of MEI, owns 100% working interest in the Lake Hermitage Field in Plaquemines Parish, Louisiana along with various working interests in producing properties in the four fields acquired from Samson in Plaquemines and Lafourche Parishes, Louisiana.

The total net mineral acreage held by production in the five fields is approximately 7,189 acres.

We believe that by recompleting or otherwise returning several additional shut-in wells to production, improving operational efficiencies and optimization of the gas lift system, a significant additional increase in production can be achieved in these fields. Early efforts in this regard have been very promising and additional efforts are underway. An extensive geological and engineering evaluation of all properties in these fields is in progress. We have established a budget of approximately $1,350,000 to be funded out of cash flow and spent on recompletions and other field enhancements in the next twelve months and expect those efforts to significantly increase production and PDP reserves. In addition, our technical team has discovered and is in the process of refining a number of proved undeveloped (“PUD”) drilling locations as well as deep targets with potential for farm out or joint venture with other operators. We are also reviewing a number of other oil and gas properties in the area and hope to complete additional acquisitions of this nature in the next twelve months.

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York. The acquisition included 19 producing natural gas wells and their associated leases, two surface tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field.  Our average net revenue interest (NRI) in the leases is approximately 78%.  Production from the wells is nominal but serves to hold the acreage for future development. In late 2009, we evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and recompletion of the wells in the Marcellus Shale.  As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were recompleted in the Marcellus Shale and fracked in May and June of 2010.  The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York.  Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource.  We now believe that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource.

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

Coal Creek Prospect, Sequoyah Co., Oklahoma – Sale of Interest

Because the Coal Creek property no longer fit our strategic direction, management made a determination to sell our interest in this property. Our Board of Directors approved an agreement entered into on September 8, 2011 with Wentworth Operating Company pursuant to which we sold and assigned to Wentworth all of our leasehold and working interests in our Gipson #1 and Cook #1 wells for the sum of $17,960.

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three and nine-month periods ending September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	2011	2010	2011	2010
Net Income	$2,137,653	$1,114,484	$1,568,061	$7,939,869
Add Back:
Interest expense, net	169,422	119,133	466,458	975,288
Amortization of deferred financing costs	27,625	37,233	145,557	109,839
Depreciation, depletion, accretion and impairment	636,109	55,204	639,693	69,560
Gain on change in derivative value - derivative instrument	(1,380,200)	-	(1,380,200)	-
Loss on change in derivative - convertible debt	78,139	(1,698,677)	214,543	(10,718,777)
Gain on settlement of debt	-	-	(233,736)	-
Stock based compensation	99,916	227,649	183,535	1,025,578
Adjusted EBITDA	$1,768,664	$(144,974)	$1,603,911	$(598,643)

Results of Operations

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Revenues

Revenues from sales of oil and natural gas were $3,277,650 in the third quarter of 2011 as compared to $16,718 in the third quarter of 2010. This increase in revenues reflects an increase in sales volumes as a result of additional producing wells resulting from the Company’s acquisition of TNR. It also reflects an increase in average natural gas prices to $4.51/Mcf in the third quarter of 2011 from an average price of $4.42/Mcf in the third quarter of 2010. The average price of oil in the third quarter of 2011 was $108.76/Bbl. The Company had no prior oil production or sales. Natural gas sales volumes increased during the third quarter of 2011 to 998 Mcf per day from 49 Mcf per day during the third quarter of 2010. Oil sales volumes increased during the third quarter of 2011 to 377 Bbls per day from 0 Bbls per day during the third quarter of 2010. The increase in volumes is also attributable to the addition of producing properties resulting from the Company’s acquisition of TNR.

Operating Expenses

•	Production expense. Production expense increased to $988,808 in the third quarter of 2011 from $0 in the third quarter of 2010. This increase is due to the acquisition of TNR.
•	Exploration Expense. Exploration expense increased to $27,500 during the three months ended September 30, 2011 from $11,177 during the three months ended September 30, 2010. This increase was attributable to delay rentals associated with the acquisition of TNR.
•	General and Administrative Expense. The increase in general and administrative expense to $692,656 for the three months ended September 30, 2011 from $415,487 for the three months ended September 30, 2010 primarily reflects additional payroll burden due to the acquisition of TNR, stock-based compensation, and professional fees associated with the acquisition of TNR.
•	Depreciation, depletion, amortization, and accretion expense. The increase in depreciation, depletion, amortization, and accretion expense to $636,109 for the three months ended September 30, 2011 from $55,204 for the three months ended September 30, 2010 reflects the substantial increase in volumes of oil and natural gas produced as a result of the Company’s acquisition of TNR and increased capital investment in oil and gas properties depreciated on a units of production basis; the addition of production support facilities and equipment through the TNR acquisition, depreciated on a straight line basis; and the increase in the discounted value of the asset retirement obligation due to the TNR acquisition, accreted in accordance with its discount rate.
•	Gain on sale of oil and gas properties. We recognized a gain of $17,960 on the sale of our Coal Creek Property in Oklahoma.

Operating Income. As a result of the above described revenues and expenses, we produced operating income of $950,537 in the third quarter of 2011 as compared to an operating loss of $465,150 in the third quarter of 2010.

Interest Expense

Interest expense increased to $169,422 for the three months ended September 30, 2011, from $119,133 for the three months ended September 30, 2010. This was primarily a result of third quarter 2011 borrowings against the F&M Bank credit facility used to acquire TNR and amortization of associated deferred financing costs.

Gain on Change in Derivative Value

The noncash gain on change in derivative value – derivative instrument for the three months ended September 30, 2011 and September 30, 2010 was $1,380,200 and $0, respectively.  The change in noncash gain in derivative value - derivative instrument represents the implementation of our hedging program in the third quarter of 2011 as required by covenants underlying our credit facility with F&M Bank. The noncash loss on change in derivative value – convertible debt of $78,139 for the three months ended September 30, 2011 and the noncash gain of $1,698,677 represented the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.

Other Income

Cash settlements from hedging our sales of oil and gas production were $54,101 in the third quarter of 2011 as compared to $0 in the third quarter of 2010. The increase is attributable to our hedging program, implemented in accordance with covenants associated with our credit facility from F&M Bank.

Net Income

Our net income for the three months ended September 30, 2011 and September 30, 2010 was $2,137,653 ($.03 per basic and diluted share) and $1,114,484 ($0.03 per share basic and $0.02 per share diluted), respectively, due to significantly increased third quarter 2011 operating income over third quarter 2010 operating income, despite the 2011 decrease in noncash gain on derivative value in the third quarter of 2011 as compared to the noncash gain on derivative value in the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues from sales of oil and natural gas were $3,314,703 in the nine months ended September 30, 2011 as compared to $35,999 for the nine months ended September 30, 2010. This increase in revenues reflects an increase in sales volumes as a result of additional producing wells resulting from the Company’s acquisition of TNR. It also reflects an increase in average natural gas prices to $4.81/Mcf during the nine months ended September 30, 2011 from an average price of $4.47/Mcf during the nine months ended September 30, 2010. The average price of oil during the nine months ended September 30, 2011 was $108.76. The Company had no oil production or sales prior to the third quarter of 2011. Natural gas sales volumes increased during the nine months ended September 30, 2011 to 972 Mcf per day from 26 Mcf per day during the nine months ended September 30, 2010. Oil sales volumes increased during the nine months ended 2011 to 377 Bbls per day from 0 Bbls per day during the nine months ended September 30, 2010. The increase in volumes is also attributable to the addition of producing properties resulting from the Company’s acquisition of TNR in the third quarter of 2011 which included the addition of oil production.

Operating Expenses

•	Production expense. Production expense increased to $1,002,069 during the nine months ended September 30, 2011 from $0 during the nine months ended September 30, 2010. This increase is due to the acquisition of TNR.
•	Exploration expense. Exploration expense increased to $40,303 during the nine months ended September 30, 2011 from $35,139 during the nine months ended September 30, 2010. This increase was primarily attributable to delay rentals associated with the acquisition of TNR, and, secondarily to exploration costs incurred in the first quarter of 2011 associated with a potential acquisition that we decided not to pursue.
•	General and Administrative Expense. The decrease in general and administrative expense to $1,042,364 during the nine months ended September 30, 2011 from $1,738,723 during the nine months ended September 30, 2010 primarily reflects reduced share based compensation associated with stock options and reduced legal and other professional fees, net of additional payroll burden due to the acquisition of TNR.
•	Depreciation, depletion, amortization, and accretion expense. The increase in depreciation, depletion, amortization, and accretion expense to $639,693 for the nine months ended September 30, 2011 from $69,560 for the nine months ended September 30, 2010 reflects the substantial increase in volumes of oil and natural gas produced as a result of the Company’s acquisition of TNR and increased capital investment in oil and gas properties depreciated on a units of production basis; the addition of support facilities and equipment through the TNR acquisition, depreciated on a straight line basis, and the increase in the discounted value of the asset retirement obligation due to the TNR acquisition, accreted in accordance with its discount rate.
•	Gain on sale of oil and gas properties. We recognized a gain of $17,960 on the sale of our Coal Creek Property in Oklahoma.

Operating Income. As a result of the above described revenues and expenses, we produced operating income of $608,234 during the nine months ended September 30, 2011 as compared to an operating loss of $1,807,423 during the nine months ended September 30, 2010.

Interest Expense

Interest expense decreased to $466,458 for the nine months ended September 30, 2011 from $975,288 for the nine months ended September 30, 2010. The decrease was due primarily to the conversion of $1,357,500 of convertible notes and $451,400 of notes payable to related parties into restricted common stock during the nine months ended September 30, 2011, thereby reducing the interest expense, net of an increase in interest expense associated with borrowings under our credit facility with F&M Bank for the acquisition of TNR.

Gain on Change in Derivative Value

The noncash gain on the change in derivative value – derivative instrument increased to $1,380,200 during the nine months ended September 30, 2011 from $0 for the nine months ended September 30, 2010. The change in noncash gain in derivative value – derivative instrument of $1,380,200 represents the implementation of our hedging program in the third quarter of 2011 as required by covenants underlying our credit facility with F&M Bank. The noncash loss on the change in derivative value of $214,543 and the gain of $10,718,777 were associated with the derivative underlying the conversion of notes payable to common shares.

Gain on settlement of accounts payable. During the nine months ended September 30, 2011, we recognized a gain of $223,736 on settlement of accounts payable to vendors. This event occurred in the second quarter of 2011.

Other Income

Cash settlements from hedging our sales of oil and gas production were $54,136 during the nine months ended September 30, 2011 as compared to $0 during the nine months ended September 30, 2010. The increase is attributable to our hedging program, implemented in the third quarter of 2011 in accordance with covenants associated with our credit facility from F&M Bank. We had no hedging revenue prior to the third quarter of 2011.

Net Income

Our net income for the nine months ended September 30, 2011 and September 30, 2010 was $1,568,061 ( earnings of $0.03 per basic and diluted share) and $7,939,869 (earnings of $0.20 per share basic and $0.16 diluted), respectively, due to the 2011 decrease in noncash gain on derivative over that of 2010, despite significantly increased 2011 operating income over that of 2010.

Liquidity and Capital Resources

Overview

As of September 30, 2011 we had working capital of $1,955,360. As of December 31, 2010, we had a working capital deficit of $2,344,735. The increase in the working capital was attributable to:

•	Increased cash and accounts receivable from revenues created by the addition of producing properties from the acquisition of TNR;
•	The conversion of $1,357,500 of short-term convertible debt and $451,400 of related party notes payable to common stock.

Our current assets increased by $4,261,298 during the nine months ended September 30, 2011.

The following recent events which took place since January 1, 2011 have improved our liquidity and capital resources:

•	On June 13, 2011, we sold 320,000 shares of restricted common stock to two of our Directors, Jim Cerna and Ray Unruh, for a total of $40,000 in cash;

•	On June 14, 2011, we executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable. A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815. Also on June 14, 2011, we executed an agreement with Sycamore Resources, Inc. (owned by Randy M. Griffin, our CEO) to convert the note payable owed to Sycamore to common stock. A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000;

•	On June 16, 2011, we entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011;

•	On June 16, 2011, we entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019. These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125. The note will bear interest at 6% per annum payable in cash or shares at maturity;

•	On July 22, 2011, we acquired TNR, which has, in the third quarter, substantially increased our operating income and cash flow.

•	On July 22, 2011, we entered into the Loan Agreement with F&M (discussed below), which provides us additional working capital for field enhancements and other drilling opportunities.

•	On September 8, 2011 we sold to Wentworth all of our leasehold and working interests in our Gipson #1 and Cook #1 wells comprising our Coal Creek Project in Sequoyah County, Oklahoma, for the sum of $17,960.

Cash and Accounts Receivable

At September 30, 2011, we had cash and cash equivalents of $970,052, compared to $6,096 at December 31, 2010.  Cash increased by $963,956 primarily due to increased revenues received on production of wells acquired with our purchase of TNR, net of expenses paid during the period.

Liabilities

Accounts payable and accrued expenses increased by $709,556 to $1,687,037 at September 30, 2011, from $977,481 at December 31, 2010, primarily due to increased lease operating and capital expenditure activity associated with additional wells acquired with the purchase of TNR.

As of September 30, 2011, the outstanding balance of principal on debt, net of discount, was $6,756,244, a net increase of $4,118,844 from the outstanding balance of $2,637,400 as of December 31, 2010. This net increase was primarily due to borrowings from our credit facility with F&M Bank for the acquisition of TNR net of (i) the decrease in convertible notes payable resulting from the conversion of $1,357,500 of debt to common stock and the extinguishment and re-recognition of the debt associated with the remaining convertible notes, which created a derivative liability with a balance of $214,543 at September 30, 2011 and (ii) the decrease in notes payable to related parties due to the conversion of $451,400 to common stock. In addition, notes payable to related parties of $21,000 outstanding on December 31, 2010 were reduced to zero by September 30, 2011.

Cash Flows

For the nine months ended September 30, 2011, the net cash provided by operating activities was $227,858.

Loan Agreement with F&M Bank & Trust Company

On July 22, 2011, Mesa Energy, Inc. (“MEI”), our wholly owned subsidiary, entered into a loan agreement (the “Loan Agreement”) by and among MEI, TNR, Mesa Gulf Coast, LLC (“MGC”) and The F&M Bank & Trust Company (“F&M”) with respect to a $25,000,000 senior secured revolving line of credit facility (the “Credit Facility”) provided by F&M to Mesa.  The Loan Agreement provides for a revolving loan in the maximum amount of $25,000,000, together with a letter of credit facility not to exceed 50% of the borrowing base (as defined below).

The Credit Facility is subject to an initial borrowing base of $10,500,000 which was fully utilized by MEI concurrently with the completion of the TNR acquisition. Of this initial borrowing base, we obtained letters of credit in the amount of $4,704,037 that were provided to the State of Louisiana to secure plugging obligations associated with the TNR properties. The remaining $5,693,106 was funded to MEI to complete the TNR acquisition, provide working capital for field enhancements and for general corporate purposes. The borrowing base, which refers to the designated loan value (as calculated by F&M) of the discounted present value of future net income accruing to our oil and gas properties, is subject to two scheduled redeterminations each year. If the borrowing base is redetermined to be higher than the current $10,500,000, we may increase our loans outstanding under the Credit Facility up to that new higher limit.

The Loan Agreement contains customary covenants including, but not limited to, a (i) maximum funded debt to EBITDA ratio, and (ii) minimum interest coverage ratio. The maturity date of any outstanding loans under the Credit Facility is July 22, 2013.  We may repay outstanding amounts under the line of credit at any time, without penalty.

Loans under the Credit Facility bear interest at a floor rate of five and three-quarters percent (5.75%) per annum.  Interest is paid on a monthly basis.  Letters of credit under the Credit Facility carry a two percent (2.00%) per annum fee, plus a $500 additional fee per letter. We paid a loan origination fee of $52,500 and agreed to pay a fee equal to one half of one percent (0.50%) of any increase in the Borrowing Base. Monthly principal reductions are initially set at $150,000 beginning November 22, 2011 and continuing until the first redetermination date on or about April 1, 2012. Future principal reduction requirements, if any, will be determined concurrently with each semi-annual reserve redetermination.

We expect to fund operations and the capital expenditure budget for the next twelve months out of cash flow and, absent another significant acquisition, do not anticipate the need for additional sources of capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES to our financial statements included in this Quarterly Report and the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

Key Definitions

Proved reserves, as defined by the SEC, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery would be included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Estimation of Reserves

Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Natural gas and oil reserve engineering must be recognized as a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. Estimates of independent engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of any impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the annual year end disclosure of the related standardized measure of discounted future net cash flows.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred. We did not have any material imbalance position in terms of natural gas volumes or values at September 30, 2011.

Successful Efforts Accounting

We utilize the successful efforts method to account for our natural gas and oil operations. Under this method, all costs associated with natural gas and oil lease acquisitions, successful exploratory wells and all development wells are capitalized. Development costs of producing properties are amortized on a units-of-production basis over the remaining life of proved developed producing reserves, and leasehold costs associated with producing properties are amortized on a units-of-production basis over the remaining life of all proved reserves associated with the leases on which producing properties are drilled. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are expensed when incurred.

Impairment of Properties

We review our proved properties for potential impairment at the well level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a well, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the discounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected discounted value of future net cash flows from reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and impairment is recognized to the extent, if any, that the cost of the property has been impaired.

Derivatives

All derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of each derivative are recorded each period in current period earnings.

We do not apply hedge accounting, as our hedging program is designed only to comply with covenants underlying our credit facility with F&M Bank and not as a formal risk management program, and we do not monitor the effectiveness of the hedge. Realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Statement of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statement of Operations.

Stock-Based Compensation

Compensation expense has been recorded for grants of restricted common stock and options based on the fair value of the common stock on the measurement date. FASB ASC Topic No. 718-10 establishes standards for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services by a consultant or contractor are further governed by FASB ASC Topic No. 505-50 by which the grant is measured at the fair value of the stock exchanged and the associated expense is recorded according to the category of the good or service rendered.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2011, our disclosure controls and procedures are not designed at a reasonable level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	As of September 30, 2011, we did not adequately segregate or mitigate the risks associated with incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.
b)	As of September 30, 2011, we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our increased complexity and our financial accounting and reporting requirements to ensure that financial reporting occurs in a timely manner. This was primarily a result of the Company’s acquisition of TNR and the resulting need to perform purchase accounting and prepare and file Form 8-K/A which also resulted in a delay in preparing this Quarterly Report on Form 10-Q. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we are considering the engagement of additional employees and/or consultants to assist in ensuring that accounting policies and procedures are applied and that we have adequate control over financial statement preparation. disclosures, and timely filing of reports.

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

Effective September 19, 2011, we hired Rachel L. Dillard as our new Chief Financial officer.  Ms. Dillard has extensive knowledge and experience in the E&P sector of the oil and gas industry as well as a broad knowledge of public company accounting.

Effective July 22, 2011, we continued the engagement of the third party accounting firm that was performing the oil and gas transactional accounting for TNR before we acquired it; however, we have not transferred the transactional accounting of Mesa Energy, Inc., to that firm and are evaluating the costs and benefits to us of maintaining and expanding the accounting duties of that firm versus bringing that function in house to our Dallas office.

Other than these events, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2011, we entered into a 12 month consulting agreement with SNK Consulting Services, LLC (“SNK”) for the provision of investor relations and public relations services for us.  As partial compensation to SNK for these services, we issued 100,000 restricted shares of our common stock to SNK following execution of the agreement.

On September 2, 2011, the Company entered into an agreement with Mundial Financial Group, LLC to issue 200,000 shares of common stock, with a fair value of $24,000, as payment in full for financial advisory services to be provided to the Company.

On September 15, 2011, Whalehaven Capital Fund, Ltd. Elected to convert $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

On September 19, 2011, the Company entered into an Employment Agreement with Rachel L. Dillard to serve as the Chief Financial Officer of the Company. The Employment Agreement, as amended, provided for a restricted stock grant of 1,000,000 shares to become vested over a 24 month period with the initial 100,000 shares to be vested commensurate with the execution of the agreement.

On October 4, 2011, Chestnut Ridge Partners, LP elected to convert $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

On October 19, 2011, Whalehaven Capital Fund, Ltd. elected to convert an additional $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

On November 7, 2011, Whalehaven Capital Fund, Ltd. elected to convert an additional $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

On November 11, 2011, Chestnut Ridge Partners, LP elected to convert an additional $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

On November 28, 2011, Whalehaven Capital Fund, Ltd. elected to convert an additional $112,500 of its Convertible Promissory Note resulting in the issuance of 900,000 shares.

The above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or business associates of ours, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information.

(a) Form 8-K Information

On September 19, 2011 we appointed Rachel L. Dillard as our Chief Financial Officer.  Ms. Dillard will be receiving annual compensation of $112,000 during the first year of employment (subject to adjustments thereafter).  Our Board of Directors authorized the issuance to Ms. Dillard of 1,000,000 shares of restricted common stock pursuant to our 2009 Equity Incentive Plan, which will vest in the listed amounts on the following dates, provided she fulfills the service obligation required for vesting by being employed by us at each date: 100,000 shares on September 19, 2011; 200,000 on April 1, 2012; 200,000 on October 1, 2012; 200,000 shares on April 1, 2013; and 300,000 shares on October 1, 2013.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6. Exhibits

SEC Report
Exhibit	Reference
No.	Number	Description

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	**	XBRL Instance Document***
101 SCH	**	XBRL Schema Document***
101 CAL	**	XBRL Calculation Linkbase Document***
101 LAB	**	XBRL Labels Linkbase Document***
101 PRE	**	XBRL Presentation Linkbase Document***
101 DEF	**	XBRL Definition Linkbase Document***

*	Filed herewith.

***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Date: February 14, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

