Form 10-Q/A
period 2011-06-30
Mesa Energy Holdings, Inc.
filed 2012-03-05
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

EXPLANATORY NOTE

After having filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Quarterly Report”) with the U. S. Securities and Exchange Commission (the “SEC”), we discovered that we had erred in our accounting for and reporting of an extension of the maturity date and the reset of the exercise price of our outstanding convertible debt.

The facts underlying the conclusion are that on May 11, 2011, terms underlying certain convertible notes were modified to extend the date of maturity and to reduce the conversion price to common stock. The Company originally recognized a beneficial conversion feature as a debt discount which was offset as a credit to additional paid in capital, and the deferred financing costs associated with the issuance of the convertible debt were amortized for the quarter. Balances resulting from this accounting treatment were reported in the June 30, 2010 Form 10-Q.

The accounting treatment was in error in that the modification to extend the terms should have been treated as an extinguishment and reissuance of debt, and a derivative associated with the reduction of the conversion price should have been calculated and reported as a derivative liability with recognition of a corresponding loss on the derivative instrument. No beneficial conversion feature should have been recognized or reported, and paid in capital should not have been credited. The remaining deferred financing costs associated with the issuance of the convertible notes should have been eliminated as a component of the loss on extinguishment of debt.

As a result of the incorrect accounting treatment, at June 30, 2011:

•	current assets were overstated by $17,620 representing unamortized deferred financing costs;
•	noncurrent liabilities were understated by $847,727, the principal balance of the convertible notes less unamortized debt discount ;
•	noncurrent liabilities were understated by an additional $136,404 representing the derivative liability associated with the convertible notes which was not reported on June 30, 2011;
•	total stockholders’ deficit was misstated by $1,001,751 comprising:
o	$850,000 – overstatement of additional paid-in capital associated with the discount on convertible notes payable

o	$151,751 – overstatement of net income reflected in retained earnings comprising:

o	$2,273 – overstatement of interest expense
o	$17,620 – understatement of loss on extinguishment of debt
o	$136,404 – understatement of loss on change in derivative value associated with the reset of the conversion price of the convertible notes.

Filed in this Amendment No. 1 to the Quarterly Report are revised financial statements and related notes in Part I, Item I and a revised Management Discussion and Analysis in Part I, Item 2. All other disclosure items in the Quarterly Report remain as originally filed.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2011	2010
	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$35,636	$6,096
Accounts receivable	9,327	8,348
Deferred financing cost, current	-	135,552
Prepaid expenses	12,361	3,750
TOTAL CURRENT ASSETS	57,324	153,746

Oil and gas properties, using successful efforts accounting
Properties not subject to amortization, less accumulated impairment of $247,500	-	-
Properties subject to amortization, less accumulated depletion and impairment of $519,116	-	-
Pipeline property, less accumulated depreciation and impairment of $379,367	-	-
Land	38,345	38,345
Net oil and gas properties	38,345	38,345

Prepaid asset retirement cost	40,000	40,000
TOTAL ASSETS	$135,669	$232,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable trade	$142,356	$67,409
Accrued expenses	296,345	778,240
Accrued expenses-related parties	78,663	131,832
Note payable	-	20,000
Notes payable-related parties	93,000	21,000
Convertible note payable	-	1,480,000
TOTAL CURRENT LIABILITIES	610,364	2,498,481

Noncurrent liabilities
Long term debt-related parties	-	451,400
Convertible note payable, net of discount	885,276	665,000
Derivative liability on convertible notes	136,404	-
Asset retirement obligation	83,801	80,217
TOTAL LIABILITIES	1,715,845	3,695,098

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized, 54,052,649 and 40,232,021 shares issued and outstanding, respectively	5,411	4,023
Additional paid-in capital	(4,335,880)	(6,786,915)
Retained earnings during the exploration stage	2,750,293	3,319,885
TOTAL STOCKHOLDERS’ DEFICIT	(1,580,176)	(3,463,007)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,669	$232,091

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

and the Period from Inception (April 25, 2003) to June 30, 2011

(Unaudited)

	For the three months ended		For the six months ended		Inception to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
	(Restated)		(Restated)		(Restated)
Revenues	$18,679	$9,463	$37,088	$19,280	$115,374

Operating expenses
Exploration cost	7,802	6,648	25,928	22,260	558,194
Dry hole cost	-		-	-	466,066
Depreciation, depletion, amortization, accretion, and impairment	1,779	7,178	3,584	14,356	1,240,324
General and administrative expenses	203,811	750,792	349,844	1,324,938	5,057,715
Loss on sale of Poydras Energy, LLC	-	-	-	-	1,151,997
Gain on sale of oil and gas properties	-	-	-	-	(1,673,620)
Total operating expenses	213,392	764,618	379,356	1,361,554	6,800,676

Loss from operations	(194,713)	(755,155)	(342,268)	(1,324,274)	(6,685,302)

Other income (expenses)
Interest expense	(48,028)	(96,860)	(297,036)	(856,155)	(3,374,271)
Interest income	-	1,415	-	3,714	27,824
Gain/(loss) on change of derivative value	(136,404)	18,045,075	(136,404)	9,020,100	12,558,796
Gain on settlement of debt	223,736	-	223,736	-	223,736
Loss on extinguishment of debt	(17,620)	-	(17,620)	-	(17,620)
Other income	-	-	-	-	17,130
Total other income (expense)	21,684	17,949,630	(227,324)	8,167,659	9,435,595

Net income (loss)	$(173,029)	$17,194,475	$(569,592)	$6,825,385	$2,750,293

Net income (loss) per share
Basic	$(0.00)	$0.43	$(0.01)	$0.17
Diluted	$(0.00)	$0.35	$(0.01)	$0.14

Weighted average number of shares outstanding:
Basic	49,079,448	40,132,021	47,229,124	40,132,021
Diluted	49,079,448	48,577,384	47,229,124	48,757,869

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)

For the Period from Inception (April 25, 2003) to June 30, 2011

(Unaudited)

(Restated)

		Common Stock
					Retained Earnings
				Additional	(Deficit
				Paid-in	Accumulated)
	Members’		Par	Capital	During Development
	Equity	Shares	Value	(Deficit)	Stage	Totals
Balances at April 25, 2003 (inception)	$-	-	$-	$-	$-	$-

Contributions	157,416	-	-	-	-	157,416

Net loss	(152,274)	-	-	-	-	(152,274)

Balances at December 31, 2003	5,142	-	-	-	-	5,142

Contributions	372,673	-	-	-	-	372,673

Draws	(70,000)	-	-	-	-	(70,000)

Imputed Interest	11,508	-	-	-	-	11,508

Net loss	(166,278)	-	-	-	-	(166,278)

Balances at December 31, 2004	153,045	-	-	-	-	153,045

Contributions	94,766	-	-	-	-	94,766

Imputed Interest	5,134	-	-	-	-	5,134

Net loss	(210,929)	-	-	-	-	(210,929)

Balances at December 31, 2005	42,016	-	-	-	-	42,016

Contributions	22,743	-	-	-	-	22,743

Net loss from January 1, 2006 to March 3, 2006	(50,495)	-	-	-	-	(50,495)

Merger with Mesa Energy, Inc. (Co.)	(14,264)	19,286,248	1,929	592,311	(579,976)	-

Fair value of options and warrants issued for services	-	-	-	19,075	-	19,075

Shares issued for cash	-	1,214,484	122	265,278	-	265,400

Net loss from March 4, 2006 to December 31, 2006	-	-	-	-	(338,074)	(338,074)

Balances at December 31, 2006	-	20,500,732	2,051	876,664	(918,050)	(39,335)

Shares issued for cash	-	803,079	80	208,120	-	208,200

Discount on convertible debt	-	-	-	187,427	-	187,427

Net loss	-	-	-	-	(506,940)	(506,940)

Balances at December 31, 2007	-	21,303,811	2,131	1,272,211	(1,424,990)	(150,648)

Shares issued for purchase of stock of Poydras Energy	-	2,892,937	289	749,711	-	750,000

Warrants issued with sale of oil and gas property	-	-	-	31,071	-	31,071

Shares issued for legal fees	-	9,643	1	3,749	-	3,750

Net income	-	-	-	-	115,179	115,179

Balances at December 31, 2008	-	24,206,391	2,421	2,056,742	(1,309,811)	749,352

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit), continued

For the Period from Inception (April 25, 2003) to June 30, 2011

(Unaudited)

(Restated)

					Retained Earnings
				Additional	(Deficit
				Paid-in	Accumulated)
	Members’		Par	Capital	During
	Equity	Shares	Value	(Deficit)	Development Stage	Totals

Shares issued for warrants held by MEI shareholders	-	829,309	83	(83)	-	-

Reverse merger with Mesa Energy Holdings	-	14,000,000	1,400	(1,400)	-	-

Share-based compensation	-	350,000	35	340,965	-	341,000

Discount on convertible debt	-	-	-	1,530,000	-	1,530,000

Derivative liability on convertible debt	-	-	-	(9,383,380)	-	(9,383,380)

Net loss	-	-	-	-	(1,931,539)	(1,931,539)

Balances at December 31, 2009	-	39,385,700	3,939	(5,457,156)	(3,241,350)	(8,694,567)

Share-based compensation	-	372,900	37	1,131,504	-	1,131,541

Conversion of convertible debt and accrued interest	-	473,421	47	185,557	-	185,604

Discount on convertible debt	-	-	-	665,000	-	665,000

Derivative liability on convertible debt	-	-	-	(3,311,820)	-	(3,311,820)

Net income	-	-	-	-	6,561,235	6,561,235

Balances at December 31, 2010	-	40,232,021	4,023	(6,786,915)	3,319,885	(3,463,007)
Shares issued for cash		320,000	32	39,968		40,000
Share-based compensation	-	1,274,000	129	254,490	-	254,619

Conversion of convertible debt and accrued interest	-	11,246,628	1,124	2,038,963	-	2,040,087

Common shares issued to induce debt conversion	-	1,036,000	103	111,871	-	111,974

Debt discount	-	-	-	5,743	-	5,743

Net loss	-	-	-	-	(569,592)	(569,592)

Balances at June 30, 2011 (Restated)	$-	54,108,649	$5,411	$(4,335,880)	$2,750,293	$(1,580,176)

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

and the Period from Inception (April 25, 2003) to June 30, 2011

(Unaudited)

	For the six months ended		Inception to
	June 30,		June 30,
	2011	2010	2011
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(569,592)	$6,825,385	$2,750,293
Adjustments to reconcile net income (loss to net cash used in operating activities:
Loss on sale of oil and gas properties	-	-	1,151,997
Gain on sale of assets	-	-	(1,673,620)
Dry hole cost	-	-	466,066
Depreciation, depletion, amortization, accretion and impairment expense	3,584	14,356	1,240,324
Share-based compensation	83,619	797,929	1,578,985
Unrealized (gain) loss on change in derivative value	136,404	(9,020,100)	(12,558,796)
Imputed interest	-	-	16,641
Amortization of debt discount	-	665,000	2,382,427
Induced debt conversion expense	111,974	-	111,974
Gain on conversion of accounts payable	(286,042)	-	(286,042)
Loss on conversion of notes payable	62,306	-	62,306
Amortization of deferred financing cost	117,932	72,606	303,201
Loss on debt extinguishment	17,620	-	17,620
Changes in operating assets and liabilities:
Accounts receivable and prepaid assets	(9,590)	6,857	(21,688)
Accounts payable and accrued expenses	214,679	286,880	1,226,026
Accrued expenses – related parties	14,646	13,358	146,478
CASH USED IN OPERATING ACTIVITIES	(102,460)	(337,729)	(3,085,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	20,000	-
Payments for oil and gas development costs	-	(353,225)	(2,740,463)
Cash paid for asset retirement obligations	-	-	(46,494)
Cash acquired from purchase of Poydras Energy, LLC	-	-	1,326
Proceeds from sale of assets	-	-	2,562,500
Purchases of fixed assets	-	-	(5,203)
CASH USED IN INVESTING ACTIVITIES	-	(333,225)	(228,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	40,000	-	513,600
Borrowings on debt from related parties	72,000	-	816,400
Principal payments on debt from related parties	-	(43,000)	(472,000)
Borrowings on debt from third parties, net of financing cost	20,000	573,361	1,914,180
Members contributions	-	-	647,598
Members distributions	-	-	(70,000)
CASH PROVIDED BY FINANCING ACTIVITIES	132,000	530,361	3,349,778

NET CHANGE IN CASH	29,540	(140,593)	35,636

CASH AT BEGINNING OF PERIOD	6,096	267,141	-
CASH AT END OF PERIOD	$35,636	$126,548	$35,636

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2011 and 2010

and the Period from Inception (April 25, 2003) to June 30, 2011

(Unaudited)

	For the six months ended			Inception to
	June 30,			June 30,
	2011	2010		2011
Supplemental disclosures of cash flow information
Cash paid for interest	$1,768		$-	$87,687
Cash paid for income taxes	$-		$-	$-

Noncash disclosures:
Accrued oil and gas acquisition and development cost	$-	$		$25,000
Sale of pipeline right-of-way for payables	$-	$		$60,000
Note payable issued for purchase of Poydras Energy, LLC	$-	$		$100,000
Common stock issued for purchase of Poydras Energy, LLC	$-	$		$750,000
Stock issued in reverse merger	$-	$		$1,400
Warrants issued with the sale of oil and gas property	$-	$		$31,071
Change in asset retirement obligation	$-	$		$47,976
Initial valuation of derivative liability upon issuance of debt	$-		$3,311,821	$12,695,200
Common stock issued for conversions of notes payable and accrued interest	$2,040,087		$185,604	$2,225,691
Common stock issued to settle accounts payable	$171,000		$-	$171,000
Promissory note exchanged for convertible debt, net of discount	$35,276		$-	$35,276

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

NOTE 2 – GOING CONCERN

The Company has incurred recurring losses from operations of $6,685,302 since inception through June 30, 2011, has a working capital deficit at June 30, 2011 of $553,040 and has historically had limited sources of recurring revenue.  To date, these conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable or restricted stock.  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.   These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, management has been seeking additional oil and gas properties to provide a source of recurring revenues and the necessary financing to complete an acquisition. As a result of these efforts, on July 22, 2011, the Company acquired Tchefuncte Natural Resources, LLC, a Louisiana company that owns and operates the Lake Hermitage Field in Plaquemines Parish, Louisiana along with properties in four other fields located in Plaquemines and Lafourche Parishes in Louisiana. These properties have combined existing production in excess of 300 barrels of oil equivalent per day with 4,300 barrels per month currently hedged for the balance of 2011 at $115.40 per barrel. The Company expects the resulting net revenue from production (before corporate overhead and debt service) to be in excess of $500,000 per month which would generate positive cash flow and significantly improve liquidity and capital resources going forward. Management is currently evaluating the effect of the acquisition and the extent such cash flows will positively impact its ability to continue as a going concern. See Notes 4 and 7 for additional information regarding the acquisition of Tchefuncte Natural Resources, LLC.

NOTE 3 – RESTATEMENT OF JUNE 30, 2011 FINANCIAL STATEMENTS

Subsequent to the issuance of the June 30, 2011 financial statements, management determined that the accounting for and reporting of an extension of the maturity date and the reset of the exercise price of our outstanding convertible debt was in error.

The facts underlying the conclusion are that on May 11, 2011, terms underlying certain convertible notes were modified to extend the date of maturity and to reduce the conversion price to common stock. The Company originally recognized a beneficial conversion feature as a debt discount which was offset as a credit to additional paid in capital, and the deferred financing costs associated with the issuance of the convertible debt was amortized for the quarter.

The accounting treatment was in error in that the modification to extend the terms should have been treated as an extinguishment and reissuance of debt, and a derivative associated with the reduction of the conversion price should have been calculated and reported as a derivative liability with recognition of a corresponding loss on the derivative instrument. No beneficial conversion feature should have been recognized or reported, and paid-in capital should not have been credited. The remaining deferred financing costs associated with the issuance of the convertible notes should have been eliminated as a component of the loss on extinguishment of debt.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The financial statements have been revised to accurately reflect this transaction. This error has been corrected on these restated financial statements as set forth below.

Consolidated Balance Sheets

	June 30,	June 30,	Effect of
	2011	2011	Changes
	(Restated)	(Originally Filed)
ASSETS

Current assets
Cash and cash equivalents	$35,636	$35,636	$-
Other current assets	21,688	39,308	(17,620	)(a)
TOTAL CURRENT ASSETS	57,324	74,944	(17,620)
Net oil and gas properties	38,345	38,345	-
Prepaid asset retirement cost	40,000	40,000	-
TOTAL ASSETS	$135,669	$153,289	$(17,620)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total current liabilities	$610,364	$610,364	$-
Convertible note payable, net of discount	885,276	37,549	847,727	(b)
Derivative liability on convertible notes	136,404	-	136,404	(c)
Asset retirement obligation	83,801	83,801	-
TOTAL LIABILITIES	1,715,845	731,714	984,131

TOTAL STOCKHOLDERS’ DEFICIT	(1,580,176)	(578,425)	(1,001,751	)(d)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,669	$153,289	$(17,620)

Consolidated Statements of Operations

	For the six	For the six
	months ended	months ended
	June 30,	June 30,	Effect of
	2011	2011	Changes
	(Restated)	(Originally Filed)
Revenues	$37,088	$37,088	$-
Total operating expenses	(379,356)	(379,356)	-
Total other expense	(227,324)	(75,573)	(151,751	)(e)
Net loss	$(569,592)	$(417,841)	$(151,751)

Net loss per share:
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)

(a)	To eliminate unamortized deferred financing costs recorded as loss on extinguishment of debt.
(b)	To record the reversal of debt discount previously recorded as beneficial conversion feature.
(c)	To record the derivative liability associated with the convertible notes which was not reported on June 30, 2011.
(d)	To adjust paid-in capital for the amount of the discount on the convertible notes payable of $850,000 and impact on the income statement of $151,751.
(e)	The adjustment comprising a $2,273 reduction of interest expense, a $17,620 loss on extinguishment of debt, and a $136,404 increase in loss on change in derivative value associated with the reset of the conversion price of the convertible notes.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC

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

The Company acquired TNR for net cash of $5,109,368 and issued an aggregate of 21,200,000 shares of common stock to the shareholders of TNR valued at prices from $0.14 to $0.155 per common share on the grant date, or $2,986,000 for a total purchase price of $8,095,368. The Company funded the acquisition from proceeds from a bank loan of $5,795,963 under a $25.0 million credit facility with F&M Bank and Trust Company (See Note 7).

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The following (unaudited) Pro Forma Balance Sheet and Consolidated Results of Operations for the six months ended June 30, 2011 have been prepared as if the acquisition had occurred at January 1, 2011:

		Acquisition
	Mesa	of Samson		TNR	Pro Forma		Pro Forma
	Historical	Properties		Historical	Adjustments		Combined
Balance sheet:
Cash	$35,636	$-		$474,945	$(474,945	)(a)	$722,231
					5,795,963	(b)
					(5,671,525	)(c)
					562,157	(d)
Accounts receivable	9,327	-		612,495	(592,078	)(e)	29,744
Other current assets	12,361	-		820,540	(800,000	)(e)	32,901
Oil and gas properties, net	38,345	6,124,831	(f)	884,233	3,362,535	(g)	10,409,944
Other assets	40,000	600,000	(h)	206,881	-		846,881
Total assets	135,669	6,724,831		2,999,094	2,182,107		12,041,701

Accounts payable and accrued liabilities	517,364	-		175,407	-		692,771
Severance tax payable	-	-		336,802	-		336,802
Notes payable	978,276	-		225,844	-		1,204,120
Derivative liability	136,404	-					136,404
Borrowings under credit facility	-	5,671,525	(i)	-	124,438	(i)	5,795,963
Asset retirement obligations	83,801	1,053,306	(j)	1,680,997	(348,287	)(j)	2,469,817
Total liabilities	1,715,845	6,724,831		2,419,050	(223,849)		10,635,877

Members' equity	-	-		580,044	(580,044	)(k)	-
Common stock	5,411	-		-	2,120	(l)	7,531
Additional paid-in-capital	(4,335,880)	-		-	2,983,880	(l)	(1,352,000)
Retained earnings	2,750,293	-		-	-		2,750,293
Total stockholders' equity	(1,580,176)	-		580,044	2,405,956		1,405,824

Total liabilities and stockholders' equity	$135,669	$6,724,831		$2,999,094	$2,182,107		$12,041,701

		Acquisition
	Mesa	of Samson	TNR		Pro Forma	Pro Forma
	Historical	Properties	Historical		Adjustments	Combined
Statement of operations:
Oil and gas revenues	$37,088	$2,785,422	$1,367,930		$-	$4,190,440

Lease operating expenses	25,928	784,266	463,391		-	1,273,585
Depreciation, depletion, and amortization	3,584	450,928	73,499		-	528,011
General and administrative	349,844	-	140,053		102,877 (m)	592,774
Taxes other than income	-	-	103,297		-	103,297
Total operating expenses	379,356	1,235,194	780,240		102,877	2,497,667

Income / (loss) from operations	(342,268)	1,550,228	587,690		(102,877)	1,692,773

Other income (expenses)	(227,324)	-	93		-	(227,231)

Net income (loss)	$(569,592)	$1,550,228	$587,783		$(102,877)	$1,465,542

Net earnings (loss) per share:
Basic	(0.01)		0.10	(n)		0.02
Diluted	(0.01)		0.10	(n)		0.02

Weighted average common
shares outstanding:
Basic	47,229,124		21,200,000			68,429,124
Diluted	47,229,124		21,200,000			68,429,124

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

(l) To record par value of common stock and additional paid in capital for purchase price consideration paid with stock.

(m) To record bank charges upon receipt of debt proceeds.

(n) EPS is calculated based on Samson and TNR combined financials as the shares were issued to TNR after acquisition of the Samson properties.

NOTE 5 - OIL AND GAS PROPERTIES

The Company’s oil and gas properties at June 30, 2011 are located in the United States.

The carrying values, net of depletion, depreciation, and impairment, at June 30, 2011 and December 31, 2010 of the Company’s oil and gas properties were:

Prospect	June 30, 2011	December 31, 2010

Coal Creek Prospect	$-	$-
Java Field	38,345	38,345
Total	$38,345	$38,345

Net oil and gas properties at June 30, 2011 were:

					Depletion,
					Depreciation,
Year	Acquisition	Exploration	Dry Hole	Disposition	and
Incurred	Costs	Costs	Cost	of assets	Impairment	Total
2007 and prior	$236,963	$458,958	$-	$-	$(27,140)	$668,781
2008	-	1,595,099	(466,066)	-	-	1,129,033
2009	556,260	488,035	-	(2,090,383)	(7,624)	(1,053,712)
2010	-	405,462	-	-	(1,111,219)	(705,757)
2011	-	-	-	-	-	-
Total	$793,223	$2,947,554	$(466,066)	$(2,090,383)	$(1,145,983)	$38,345

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

NOTE 6 – DEBT - RELATED PARTIES

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

NOTE 7 – DEBT

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

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

On May 11, 2011, the remaining convertible debt holders agreed to extend the maturity date of their outstanding note balance to July 31, 2013 and amend the conversion price of $0.25 to $0.125 per share. The Company determined that this event constituted an extinguishment of debt. Deferred financing costs of $17,620 related to the Convertible Notes were charged to the loss on extinguishment of debt. It was also determined that the reduction of the conversion price created an embedded derivative, originally valued at zero at May 11, 2011, and valued at June 30, 2011 at $136,404. As of June 30, 2011 and December 31, 2010, the remaining outstanding balance of Convertible Notes from the 2009 and 2010 offerings was $850,000 and $2,145,000, respectively.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The Company measured the fair value of these instruments at June 30, 2011 and December 31, 2010 and determined the conversion feature value of $136,404 and $0, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded an unrealized loss on the change in derivative value of $136,404 and $9,020,100, respectively, to the statement of operations. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

On June 16, 2011, the Company converted a $40,000 promissory note, plus accrued interest, into two convertible promissory notes. The convertible notes in the amounts of $20,621 and $20,398 mature on July 31, 2013 and have 6% annual interest rates. A discount of $5,743 was recognized upon exchange of the promissory note to a convertible note which will be amortized over the life of the loan.

Activity for derivative instrument during the six months ended June 30, 2011 was as follows:

	Balance at January 1, 2011	Initial valuation of derivative upon debt re-issuance during the period	Increase in fair value of derivative liability	Balance at June 30, 2011

Derivative conversion feature	$-	$-	$136,404	$136,404

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of initial valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

June 2011	10%	$ 0.125 - $0.08
Thereafter	10%	$ 0.125 - $0.08

June 30, 2011

Common stock issuable upon conversion	6,800,000
Market price of common stock on measurement date, per posted closing price	$0.14
Conversion price	$0.125
Conversion period in years	2
Expected volatility	163.50%
Expected dividend yield	0%
Risk free interest rate	0.71%

Activity for derivative instruments during the period ended June 30, 2010 was as follows:

	Balance at January 1, 2010	Activity during the period	Decrease in fair value of derivative liability	Balance at June 30, 2010

Derivative conversion feature	$7,461,680	$3,311,820	$9,020,100	$1,753,401

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of valuation:

Date	Probability of issuance of instruments at a price lower than the conversion price	Probable prices at which instruments will be issued

September 2009	70%	$ 0.20 - $0.15
November 2009	60%	$ 0.20 - $0.15
December 2009	50%	$ 0.24 - $0.21
Thereafter	50%	$ 0.24 - $0.21

December 31, 2010

Common stock issuable upon conversion	8,780,000
Market price of common stock on measurement date, per posted closing price	$0.08
Conversion price	$0.43
Conversion period in years	2
Expected volatility	149.8%
Expected dividend yield	0%
Risk free interest rate	3%

Principal repayment provisions for all long-term debt are as follows at June 30, 2011:

2010	$-
2011	-
2012	-
2013	891,019
Thereafter	-
Total	$891,019

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

In addition, on June 16, 2011 convertible notes in the amounts of $20,621 and $20,398 were issued as replacements for an existing $40,000 short term note, plus accrued interest. A debt discount of $5,743 is associated with these convertible notes.

The convertible notes are convertible at any time at a conversion price of $0.125. The net outstanding convertible note balance at June 30, 2011, is $885,276.

MESA ENERGY HOLDINGS, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – ASSET RETIREMENT OBLIGATION

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – STOCK OPTIONS

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

For the six months ended June 30, 2011, compensation expense related to outstanding options of $73,194 was recognized and $175,182 of compensation expense remained to be amortized.  As of June 30, 2011, the outstanding options had no intrinsic value and a weighted average remaining contractual term of 3.96 years.

NOTE 13 – SUBSEQUENT EVENTS

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

The Company acquired TNR for net cash of $5,109,368 and issued an aggregate of 21,200,000 shares of common stock to the shareholders of TNR valued at prices from $0.14 to $0.155 per common share on the grant date, or $2,986,000 for a total purchase price of $8,095,368. The Company funded the acquisition from proceeds from a bank loan of $5,795,963 under a $25.0 million credit facility with F&M Bank and Trust Company (See Note 7).

David Freeman, an officer of MEI, owned approximately 33% of TNR prior to the acquisition by MEI. In conjunction with the acquisition, Mr. Freeman received 3,452,333 shares of common stock of the 21,200,000 shares issued by MEI. For further detail on the acquisition, see note 4.

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

Going Concern

The Company has incurred recurring losses from operations of $6,685,302 since inception through June 30, 2011, has a working capital deficit at June 30, 2011 of $553,040 and has historically had limited sources of recurring revenue.  To date, these conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  To finance the Company’s net losses and to execute its business plan, the Company has sold debt and equity securities and officers and directors have funded the Company through the purchase of notes payable or restricted stock.  There can be no assurance that the Company can sell stock or debt or that the officers and directors of the Company will continue or have the ability to make financing available to the Company in the future.  The officers and directors are under no legal obligation to provide additional loans to the Company.   Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following is a reconciliation of our net income (loss) in accordance with GAAP to our Adjusted EBITDA for the three and six-month periods ending June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	2011	2010	2011	2010
Net Income (Loss)	$(173,029)	$17,194,475	$(569,592)	$6,825,385

Add Back:

Interest expense, net	48,028	96,860	297,036	856,155
Depreciation, depletion, accretion and impairment	1,779	7,178	3,584	14,356
Gain/(loss) on change in derivative value	136,404	(18,045,075)	136,404	(9,020,100)
Gain on settlement of debt	(223,736)	-	(223,736)	-
Loss on extinguishment of debt	17,620	-	17,620	-
Stock based compensation	43,804	488,649	83,619	797,929

Adjusted EBITDA	$(149,130)	$(257,913)	$(255,065)	$(526,275)

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

Operating Expenses

We incurred operating expenses, including general and administrative, of $213,392 for the three months ended June 30, 2011, as compared to $764,618 for the three months ended June 30, 2010.  These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business.   The reduction in the second quarter of 2011 compared with 2010 was primarily due to $488,586 of stock based compensation in the second quarter of 2010 and $160,478 of legal fees, the majority of which were related to an unsuccessful financing effort in the second quarter of 2010.

Interest Expense

Interest expense was $48,028 for the three months ended June 30, 2011, as compared to interest expense of $96,860 for the three months ended June 30, 2010, a decrease of $48,832.  This decrease was primarily due to the conversion of $1,295,000 of convertible notes into restricted common stock during the three months ended March 31, 2011, thereby reducing the interest expense.

Gain on Change in Derivative Value

The noncash loss on change in derivative value was $136,404 for the three months ended June 30, 2011 compared with a noncash gain of $18,045,075 for the comparable period of 2010.  The change in derivative value represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.

Net Income/ Loss

Our net loss for the three months ended June 30, 2011 was $173,029, compared to net income for the three months ended June 30, 2010 of $17,194,475. The net income for the three months ended June 30, 2010 was primarily due to a significant non-cash gain on change in derivative value. The difference between net (loss) and income, respectively, for the three months ended June 30, 2011 and the same period in 2010 is due to all of the factors set forth in this comparison of three months ended June 30, 2011 and June 30, 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

We generated revenues of $37,088 for the six months ended June 30, 2011 while we generated revenues of $19,280 for the six months ended June 30, 2010. This revenue represents revenue from the existing producing wells in the Java Field in Wyoming County, New York.

Operating Expenses

We incurred operating expenses, including general and administrative, of $379,356 for the six months ended June 30, 2011, as compared to $1,361,554 for the six months ended June 30, 2010. These expenses consisted of rent, exploration costs, legal and professional fees, depreciation and related expenses and administrative fees incurred in connection with the day to day operation of our business. The decrease of $982,198 was primarily due to $797,729 of stock based compensation in the first half of 2010 and $303,119 of legal fees in the first half of 2010, the majority of which were related to an unsuccessful financing effort in the second quarter of 2010.

Interest Expense

Interest expense was $297,036 for the six months ended June 30, 2011, as compared to interest expense of $856,155 for the six months ended June 30, 2010, a decrease of $559,119. The decrease was due primarily to the conversion of $1,295,000 of convertible notes into restricted common stock during the six months ended June 30, 2011, thereby reducing the interest expense.

Gain on Change in Derivative Value

The noncash loss on the change in derivative value was $136,404 for the six months ended June 30, 2011 compared with a noncash gain of $9,020,100 for the comparable period of 2010. The change in derivative value represents the change in potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.

Net Income/ Loss

Our net loss for the six months ended June, 30 2011 was $569,592. Net income for the six months ended June 30, 2010 was $6,825,385 comprising primarily the noncash gain on the change in derivative liability of $9,020,100. The difference between net (loss) and income, respectively, for the six months ended June 30, 2011 and the same period in 2010 is due to all of the factors set forth in this comparison of six months ended June 30, 2011 and June 30, 2010.

Liquidity and Capital Resources

Overview

As of June 30, 2011 and December 31, 2010, we had working capital deficits of $553,040 and $2,344,735, respectively. The decrease in the working capital deficit was primarily attributable to the conversion of $1,480,000 of short-term convertible debt to common stock.  Our current assets decreased by $96,422 for the period ended June 30, 2011, as compared to the period ended December 31, 2010. This decrease in current assets was due to the amortization of current portion of deferred financing costs and the elimination of $17,620 of deferred financing costs associated with convertible debt to loss on extinguishment of debt.

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

As of June 30, 2011, the outstanding balance of principal on debt, net of discount, was $978,276, a net decrease of $1,659,124 from the outstanding balance of $2,637,400 as of December 31, 2010. This net decrease was primarily due to the conversion of $1,746,400 of debt to common stock and the exchange of two short term notes for convertible notes, which created a debt discount of $5,743.

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

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Date: March 5, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

