Form 10-K
period 2011-12-31
Mesa Energy Holdings, Inc.
filed 2012-04-13
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.0001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, based on the closing sales price of the Common Stock as quoted on the OTC Markets was $4,616,048. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2012, there were 80,874,324 shares of registrant’s common stock outstanding.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

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

This Annual Report on Form 10-K includes the accounts of Mesa Energy Holdings, Inc. and its wholly-owned subsidiaries, Mesa Energy, Inc. (“MEI”), Mesa Energy Operating, LLC (“Mesa Operating”), Mesa Gulf Coast, LLC (“MGC”) and Tchefuncte Natural Resources, LLC (“TNR”), collectively referred to as “we”, “us” or the "Company".

For definitions of certain oil and gas industry terms used in this Annual Report on Form 10-K, please see the Glossary beginning on page 12.

Overview of Our Business

We are an oil and gas exploration and production (“E & P”) company engaged primarily in the acquisition, drilling, development, production and rehabilitation of oil and gas properties.

Our business plan is to build a strong, balanced and diversified portfolio of oil and gas reserves and production revenue through the acquisition of properties with solid, long-term existing production with enhancement potential and the development of highly diversified, multi-well developmental drilling opportunities.

We are constantly evaluating opportunities in the United States’ most productive basins, and we currently have interests in the following:

•	Lake Hermitage Field, a producing oil and natural gas field in Plaquemines Parish, Louisiana;
•	Valentine Field, a producing oil and natural gas field in Lafourche Parish, Louisiana;
•	LaRose Field, a producing oil and natural gas field in Lafourche Parish, Louisiana;
•	Bay Batiste Field, a producing natural gas field in Plaquemines Parish, Louisiana;
•	Manila Village Field, a currently shut-in field in Plaquemines Parish, Louisiana.; and
•	Java Field, a natural gas development project in Wyoming County in western New York.

History

MEI is a company whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 to engage in the oil and gas industry. MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries. Mesa Gulf Coast, LLC, a wholly owned subsidiary, operates all properties in Louisiana. Mesa Energy Operating, LLC is a qualified operator in the states of Texas, Oklahoma, and Wyoming. MEI is a qualified operator in the State of New York and operates the Java Field. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling and recompletion contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and landmen as required in connection with future drilling and production operations.

General Philosophy

Our business plan is to build a strong, balanced and diversified portfolio of oil and gas reserves and production revenue through the acquisition of properties with solid, long-term existing production with enhancement potential and the development of highly diversified, multi-well developmental drilling opportunities. We expect this approach to result in steady reserve growth, strong earnings, and significant capital appreciation.

Our philosophy is to operate, or directly control the operation of, through our wholly-owned subsidiaries or their designees, all properties that we own or acquire. In our opinion, the lack of control resulting from leaving operational control in the hands of third parties substantially increases the risks associated with oil and gas drilling, development and production.

We plan for our portfolio to consist of a balanced and diversified mix of multiple asset components that include current production, multiple recompletion and enhancement opportunities along with developmental drilling opportunities. The current production acquisition component in our business plan should expand an already strong revenue base resulting in long-term, dependable revenue and stability. The developmental drilling program, we believe, should provide a relatively low risk method of achieving rapid and repeatable growth in revenue and reserves.

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

Producing Fields - Plaquemines and Lafourche Parishes, Louisiana

On July 22, 2011, MEI completed the acquisition of Tchefuncte Natural Resources, LLC (“TNR”), a Louisiana operator. Immediately prior to MEI’s closing of the TNR acquisition, TNR completed the acquisition of properties in four fields in south Louisiana from Samson Contour Energy E & P, LLC (“Samson”). TNR, now a wholly owned subsidiary of MEI, owns 100% working interest in the Lake Hermitage Field in Plaquemines Parish, Louisiana along with various working interests in producing properties in four additional fields in Plaquemines and Lafourche Parishes, Louisiana. The total net mineral acreage held by production in the five fields is approximately 7,189 acres.

We believe that by recompleting or otherwise returning several additional shut-in wells to production, improving operational efficiencies and optimization of the gas lift systems, a significant increase in production can be achieved in these fields. Two wells were successfully recompleted to uphole zones in the Lake Hermitage Field in the 4th quarter of 2011 with excellent results. The recompletion of two additional wells is planned for the 2nd quarter of 2012 with more recompletions to follow in the 3rd and 4th quarters of 2012. In addition, we expect to accomplish a number of additional enhancements and upgrades to processing facilities and flow lines in 2012, all of which to be funded out of cash flow. These efforts should significantly increase production and PDP reserves. An extensive geological and engineering evaluation of the Lake Hermitage Field is nearing completion and a similar evaluation of the other four fields is underway. In addition, our technical team has discovered and is in the process of refining a number of proved undeveloped (“PUD”) drilling locations and we expect to drill the first of several developmental wells later this year. We are reviewing a number of deep targets with potential for farm out or joint venture with other operators and are actively pursuing additional acquisition opportunities in South Louisiana.

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns 100% working interest in nineteen wells in the Lake Hermitage Field. Current net production is approximately 200 BOE/D from seven producing wells and a total of 3,578 mineral acres is held by production in the field. Eleven wells are currently shut-in pending evaluation for workover and/or future recompletion in uphole zones. The remaining well is being evaluated for conversion to a salt water disposal well which would reduce expenses and allow us to handle more fluid on a daily basis. There are three processing facilities and tank batteries in the field. The high gravity crude produced at Lake Hermitage is transported out of the field by barge.

A significant increase in production has been achieved in the Lake Hermitage Field by improving operational efficiencies and by optimization of the gas lift system. Two wells were successfully recompleted to uphole zones in the fourth quarter of 2011 with excellent results. The recompletion of two additional wells is planned for the second quarter of 2012 with more recompletions to follow in the third and fourth quarters of 2012.

An extensive geological and engineering evaluation of the field has identified fifty-eight potential drilling locations, nine of which are proved undeveloped (“PUD”) locations with multiple stacked pay zones. We expect to drill the first of several developmental wells in this field later this year.

Bay Batiste Field, Plaquemines Parish, Louisiana

The Company owns an average 61% working interest in seven wells in the Bay Batiste Field. Current net production is approximately 80 BOE/D from one producing well. The other six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. Approximately 74 net mineral acres are held by production by the producing well. The salt water disposal well and two production facilities have plenty of excess capacity to handle production from recompleted wells or from third party operators nearby. Access to markets is excellent.

Larose Field – Lafourche Parish, Louisiana

Various working interests, some of which are non-operated, are owned by the Company in eight wells in the Larose Field. Current net production is approximately 100 BOE/D from three producing wells and approximately 439 net mineral acres are held by production in the field. Five wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are well located and have plenty of excess capacity. Access to pipelines and crude oil markets is excellent.

Valentine Field – Lafourche Parish, Louisiana

The Company owns an average 90% working interest, some of which is non-operated, in forty-four wells in the Valentine Field. Current net production is approximately 338 BOE/D from fourteen producing wells and approximately 3,082 net mineral acres are held by production in the field. There are four salt water disposal wells in the field and twenty-six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are strategically located throughout the field and have plenty of excess capacity. A field operations center is centrally located in the field. Access to pipelines and crude oil markets is excellent.

Evaluation of the existing well bores and overall field operations is in progress and we expect to begin an initial round of recompletions and workovers in 2012. In addition to numerous recompletion and workover opportunities, there is offset developmental drilling potential as well as deep gas potential. All of those potential opportunities are currently being evaluated.

SE Manila Village Field – Plaquemines Parish, Louisiana

The Company owns a non-operated working interest in two wells operated by Hilcorp in the Manila Village Field. 16.88 net mineral acres are held by production in the field. The wells are shut-in at this time.

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York. The acquisition included 19 producing natural gas wells and their associated leases/units, two surface tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field. Our average net revenue interest (NRI) in the leases is approximately 78%. Production from the wells is nominal but serves to hold the acreage for future development. In late 2009, we evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and recompletion of the wells in the Marcellus Shale. As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were recompleted in the Marcellus Shale and fracked in May and June of 2010. The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York. Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource. We now believe that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource.

The State of New York has placed a moratorium on high volume frac stimulation in order to develop new permitting rules. The new permitting rules have not been completed and there can be no assurance when such permitting rules will be issued or what restrictions such permits might impose on producers. Accordingly, we are unable to continue with our development plans in New York for the time being. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic. Accordingly, management made a determination to fully impair the properties as of December 31, 2010.

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

Diversification

We believe that diversification is vitally important to a rapidly growing E & P company and we have evaluated various opportunities for diversification and expansion in both conventional and emerging resource plays. We believe as fervently as we ever did that the Marcellus Shale in western New York offers an outstanding opportunity; but, because of depressed natural gas prices and the ongoing lack of a resolution of New York’s issues with permitting of wells requiring high volume fracture treatments, we recently made the determination that we need to pursue additional expandable and repeatable drilling opportunities, primarily for oil, in other plays. After extensive evaluation, we have focused our efforts on the Mississippian Limestone and the Woodford Shale in north central Oklahoma.

Oklahoma is a great place to develop a drilling program. It is relatively close to Dallas, is a very oil friendly state and has good availability of services and a moderate climate. The Mississippian Limestone in Oklahoma is a proven zone that has been drilled vertically in that area for many years so there is a lot of data available with no need for seismic. The emerging horizontal play is far enough along to have big company names and good results to tout, yet early enough that acreage can still be acquired at moderate prices. This is an opportunity to establish a repeatable drilling program with room to run in an area where there will effectively be no dry holes. All in all, we believe this area offers all of the positive attributes that we are looking for.

The Mississippian Limestone in the area of interest is at vertical depths of 4,500’ to 7,000’ and is 150’ to 400’ thick. The Woodford Shale, which would be a secondary objective in any well drilled, is immediately below the Mississippian and is about 100’ thick. Early reports indicate that the Woodford is oil bearing and quite productive in the area of interest. Potential reserves in the Mississippian on a per well basis are estimated to be 200,000 to 400,000 barrels per well with recoverable barrels per section estimated to be as much as 2,600,000 BOE. The Woodford would add to that number. A multi-stage frac is required using acid, fresh water and a simple sand proppant. The Mississippian produces some water, so disposal wells will be required. The oil is light, sweet crude with a gravity of 40 to 45 dg.

We have identified specific areas of interest where we believe open acreage can be acquired at a reasonable cost and have commenced a grass-roots acreage acquisition effort. Because the acquisition of leases is a competitive and time consuming process, we may elect to farm-in leases or to purchase leases from other oil and natural gas companies. In most cases, the assignor of such leases and/or lease brokers or finders will reserve an overriding royalty interest (an “ORRI”), and may also retain a portion of the working interest.

On rare occasions, the mineral owner or current lease holder may elect to joint venture with us and participate for his royalty interest in the drilling unit. In this event, our working interest ownership would be reduced by the amount retained by the third party. In all other instances, we anticipate owning a 100% working interest in newly drilled wells.

Commodity Price Environment

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We currently have a portion of our production hedged for both natural gas and oil as required under our senior debt facility. More information regarding these hedges can be found in the footnotes to the financial statements contained herein.

Government Regulations

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permits or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are constantly pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. The energy industry has always been heavily regulated and there is no reason to believe that the regulatory approach currently pursued by various agencies will not continue. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce have been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

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

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory capacity requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrictions on injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the natural gas and crude oil industry in general. We are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

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

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict joint and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed, or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”) regulations currently classify certain wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

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

Safe Drinking Water Act

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

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

Naturally Occurring Radioactive Materials ("NORM")

NORM materials are not covered by the Atomic Energy Act. Their radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Louisiana.

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

Competition

The oil and gas industry is intensely competitive with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. However, drilling rigs and equipment are reasonably available at the present time in the areas where we operate.

Employees

As of December 31, 2011, we had 14 employees, including our executive officers. We anticipate the need for additional accounting, technical, and field personnel from time to time and, although demand for quality staff is high in the oil and gas industry, we believe we will be able to fill these positions in a timely manner.

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

Barrel: Standard volume of measure for crude oil and liquid petroleum products.

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

BOE: Barrel of oil equivalent. One barrel equals 42 US gallons. One/sixth of a barrel is equivalent to one MCF (thousand cubic feet) of natural gas.

BOE/D: Barrel of oil equivalent per day.

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

Fracturing or “Fracking”: Hydraulic fracturing is a method used to create fractures that extend from a borehole into rock formations, which are typically maintained by a proppant, a material such as grains of sand, ceramic beads or other material which prevent the fractures from closing. The method is informally called fracking or hydro-fracking. The technique of hydraulic fracturing is used to increase or restore the rate at which fluids, such as oil, gas or water, can be produced from the desired formation. By creating fractures, the reservoir surface area exposed to the borehole is increased.

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

MCF: Standard measure of volume for natural gas which is one thousand cubic feet.

MCFE: Six thousand cubic feet of natural gas is equivalent to one barrel of oil.

MCFE/D: MCF equivalent per day.

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

Risks Relating to Our Business:

If we are unable to generate or obtain sufficient capital to fund our capital budgets, business operations could be harmed and if we do obtain additional capital in the form of equity financing, existing shareholders could suffer substantial dilution.

We anticipate that we will require approximately $7,500,000 to adequately fund our current drilling and recompletion budget for the remainder of 2012. We expect those funds to come from cash flow generated from operations. To the extent cash flow from operations is insufficient; we expect to draw on cash reserves and additional borrowings on our senior credit facility. To the extent that we pursue additional acquisitions, which is a distinct possibility, additional capital would likely be required. There can be no assurance that additional financing will be available for those activities in amounts or on terms acceptable to us. An inability to obtain additional capital could restrict our ability to acquire additional properties and implement our business plan. Any additional equity financing could involve substantial dilution to then existing shareholders.

Our current lack of diversification could increase the risk of an investment in our company.

Our business focus is on the oil and gas industry in a limited number of geographic areas, currently in south Louisiana and in western New York. Larger companies have the ability to manage their risk by geographic diversification.  It is our intent to pursue opportunities in other geographic areas as those opportunities present themselves as is discussed above. However, we will may continue to have a lack of diversification for the near future. As a result, we could be impacted more acutely by factors affecting our industry in the regions in which we operate than we would if our business were more diversified, thereby enhancing our risk profile.  If we do not diversify our operations, our financial condition and results of operations could be negatively impacted.

Future investment in exploration projects would increase the risks inherent in our oil and gas activities and our drilling operations may not be successful.

We intend to develop a portfolio consisting of a balanced and diversified mix of existing production and developmental drilling opportunities. Should we choose at a later date to invest in projects that are more exploratory in nature, those projects would come with greater risks than in acquisitions and developmental drilling. Any particular success in exploration does not assure that we will discover meaningful levels of reserves. There can be no assurance that future exploration activities would be successful. We cannot be sure that an overall drilling success rate or production operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. We may not recover all or any portion of the capital investment in our wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition.

Investment in developmental drilling and/or recompletion of existing wells in south Louisiana does not come without risk.

Additionally, there are significant uncertainties as to the future costs and timing of drilling and completing new wells and/or recompleting existing wells. Our drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;
•	equipment failures or accidents;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs and the delivery of equipment or materials.

Because we may not operate all of our properties, we could have limited influence over their development.

Although we intend to operate or otherwise directly control the operation of all our properties, there may be certain situations wherein we acquire non-operated properties as part of an acquisition package or elect to allow others to operate. In that event, we would have limited influence over the operations of those properties. Our lack of control could result in the following:

•	the operator may initiate exploration or development on a faster or slower pace than we prefer;
•	the operator may propose to drill more wells or build more facilities on a project than we have budgeted for or that we deem appropriate, which may mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of the initial exploration costs.

Either of these events could materially reduce the value of our properties.

Drilling initiatives in the Java Field may not prove successful.

The primary target for production of natural gas in our Java Field property is the Marcellus Shale. The amount of natural gas that can be commercially produced from any shale gas reservoir depends upon the rock and shale formation quality, the original free gas content of the shales, the thickness of the shales, the reservoir pressure, the rate at which gas is released from the shales, the existence of any natural fractures through which the gas can more easily flow to the well bore and the success of the hydraulic fracturing of the formation.

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

We have no experience in drilling new development wells in the Marcellus Shale. As of the date hereof, we own 19 existing wells on our Java Field properties. Although we have recompleted two of those wells in the Marcellus Shale and the initial results have been promising, we have limited information with respect to the ultimate recoverable reserves and the production decline rate in the Marcellus Shale than we have in our other areas of operation. To the extent that we decide to re-enter and recomplete other existing wells, the wells will be susceptible to mechanical problems such as casing collapse and lost equipment in the wellbore. In addition, the fracturing of the Marcellus Shale will be more extensive and complicated than fracturing the geological formations in our other areas and will require greater volumes of water than conventional gas wells. The management of water and the treatment of produced water from Marcellus Shale wells may be more costly than the management of produced water from other geologic formations. These Marcellus Shale wells may also require horizontal drilling which would further increase our development costs.

We do not own all of the land on which our pipelines are located or on which we may seek to locate pipelines in the future, which could disrupt our operations and growth.

We do not own the land on which our pipelines have been constructed, but we do have right-of-way and easement agreements from landowners, some of which may require annual payments to maintain the agreements and most of which have a perpetual term. New pipeline infrastructure construction may subject us to more onerous terms or to increased costs if the design of a pipeline requires redirecting. Such costs could have a material adverse effect on our business, results of operations and financial condition.

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

The New York Department of Environmental Conservation is currently engaged in an environmental review of the impacts of hydraulic fracturing in the Marcellus Shale in New York.  Until such time as this review has been completed, New York has imposed a moratorium on high volume hydraulic fracturing. Additionally, bills have been introduced in the New York state legislature that, if enacted, could result in the imposition of a permanent moratorium on hydraulic fracturing operations in the state.  The imposition of such a moratorium or any negative outcome of an environmental study leading to restrictions, limitations or prohibitions on hydraulic fracturing in New York could limit our exploration and developmental efforts in the Marcellus shale.  This could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan.

If we are unable to continue to retain the services of Randy M. Griffin, Carolyn M. (Monnie) Greer, David L. Freeman, Rachel L. Dillard and/or Willard Powell or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, our operations could suffer.

Success depends to a significant extent upon the continued services of Mr. Randy M. Griffin, our Chief Executive Officer, Carolyn M. (Monnie) Greer, our Executive Vice President of Engineering, David L. Freeman, our Executive Vice President of Oil & Gas Operations, Rachel L. Dillard, our Chief Financial Officer and W. Willard Powell, our Executive Vice President of Geology. Loss of the services of any of these officers could have a material adverse effect on growth, revenues and prospective business. We currently do not have key-man insurance covering any of these officers. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas development and production business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find and attract new employees and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our directors and executive officers control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of April 12, 2012, our directors and executive officers beneficially owned approximately 51% of our outstanding common stock in the aggregate. Our directors and executive officers, in their capacities as stockholders, may have significant influence over our policies and affairs, including the election of future directors. Should they act as a group, they would have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders.

We may have difficulty managing growth in our business.

Because of the relatively small size of our company, growth in accordance with our long-term business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we increase our activities and the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Risks Relating to Our Industry:

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering additional oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels that are commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unsuccessful efforts, not only from dry holes, but from wells that are marginally productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, they cannot be totally eliminated and could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We make estimates of oil and natural gas reserves using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, other capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  We depend to a significant degree on third-party engineering firms to evaluate our properties.

In addition, economic factors beyond our control such as interest rates and commodity prices will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex and requires us to use a number of assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Subject to the above, third-party estimates of our proved reserves as of December 31, 2011 was 3.511,500 BOE compared to 20,498 BOE as of December 31, 2010. This dramatic increase in proved developed reserves is the result of the acquisition of TNR and subsequent enhancement and recompletion activities in the Lake Hermitage and Valentine Fields.

We are dependent upon transportation and storage services provided by third parties.

We are dependent upon transportation services provided by barge operators and various interstate and intrastate pipeline companies for the delivery and sale of oil and gas production. The performance of transportation services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation services at competitive rates could hinder processing and marketing operations and/or affect our sales margins.

Competitive industry conditions may negatively affect our ability to conduct operations.

We operate in the highly competitive areas of oil and gas exploration, development, and production. We compete with other oil and gas companies for the purchase of leases, most of which have materially greater economic resources than we do. These leases include exploration prospects as well as properties with proved reserves. Factors that affect our ability to compete in the marketplace include:

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

Our competitors include major integrated oil companies, independent energy companies, and affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial, technological and other resources than we do.

Our decision to drill a prospect, whether developmental or exploratory, is subject to a number of factors and we may decide to alter our drilling schedule or not drill at all.

We describe our current properties and our plans to explore these properties in this report. Our proved properties are in various stages of evaluation and range from existing wells to be recompleted in other zones to drilling prospects which may require additional testing, data processing and interpretation. Whether we ultimately drill or continue to drill a prospect may depend on multiple factors, including, but not limited to, the following:

•	acquisition and utilization of various evaluation technologies;
•	material changes in oil or gas prices;
•	the costs and availability of drilling rigs and equipment;
•	the success or failure of wells drilled in comparable formations or which would use the same production facilities;
•	availability and cost of capital;
•	if warranted, our ability to attract other industry partners to acquire a portion of the working interest to reduce exposure to costs and drilling risks; and
•	decisions of our joint working interest owners, if any.

We are constantly gathering data about our prospects, and it is possible that additional information may cause us to alter our drilling schedule or determine that a prospect should not be pursued at all. You should understand that our plans regarding our prospects are subject to change.

Weather, unexpected subsurface conditions, and other unforeseen hazards may adversely impact our ability to conduct business.

There are many operating hazards in exploring for and producing oil and gas, including:

•	our drilling operations may encounter unexpected formations, pressures, lost circulation and/or other unforeseen conditions which could cause damage to equipment, personal injury or equipment failure;
•	we may experience power outages, evacuation due to adverse weather conditions, labor disruptions, fire and/or equipment failures which could curtail or stop drilling or production; and
•	we could experience blowouts, sour gas leakages or other damages to the productive formations that may require a well to be re-drilled or other corrective action to be taken.

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

Because of the increased oil and gas exploration activities in the United States, competition for available drilling rigs and related services and equipment has increased significantly and these rigs and related items have become substantially more expensive and harder to obtain. We may not be able to procure the necessary drilling rigs and related services and equipment, or the cost of such items may be prohibitive. Our ability to generate revenues from oil and gas production could be hampered as a result of this and our business could suffer.

Drilling wells could result in liabilities, which could endanger our interests in our prospective properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our future revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We carry insurance with respect to these hazards as appropriate to our activities, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We are responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have a cash escrow account in place with the State of New York for these potential costs in the Java Field and, commensurate with the closing of the acquisition of TNR, established Site Specific Trust Accounts (“SSTA”) with the State of Louisiana to address these costs in our Louisiana fields. The SSTA’s are funded with a combination of cash and letters of credit drawn against our senior credit facility. The cash portion of the accounts was determined by management to be a reasonable estimate of the abandonment costs likely to be incurred in the two years subsequent to closing of the acquisition. If decommissioning is required before economic depletion of these properties or if the actual cost of decommissioning exceeds the value of the escrow account or the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities and equipment could hamper our operations.

Oil and natural gas exploration and development activities are dependent on the availability and cost of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted. To the extent that we conduct our activities in remote areas or “in the water” environments, needed facilities may not be proximate to these areas which will increase our expenses. Demand for limited equipment and facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or both.

Our ability to sell natural gas and/or receive market prices for natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

If drilling in the Marcellus Shale continues to be successful, the amount of natural gas being produced by us and others could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in these areas. If that occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for the Marcellus Shale area may not be undertaken for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our gas from our properties to interstate pipelines. In such event, we might have to shut in one or more of our wells awaiting a pipeline connection or capacity and/or sell natural gas production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years.  The average price per barrel was $61.95 in 2009, $79.48 in 2010 and $94.88 in 2011, and the average wellhead price per thousand cubic feet of natural gas was $3.67 in 2009, $4.48 in 2010 and $3.95 in 2011 (source: U.S. Energy Information Administration). We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Although we have hedges in place for a significant portion of our oil and gas production, decreases in the prices of oil and natural gas could still have a material adverse effect on our consolidated financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or we may be required to cease production from some or all of our properties in the event of significant environmental damage.

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

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we carry insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling and production operations to be conducted and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

From time to time, the lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market could also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire additional properties or other companies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is considered to be a thinly traded stock and the bid and asked prices may fluctuate widely. As a result, investors may find it difficult to dispose of or to obtain accurate quotations of the price of our securities. This severely limits the liquidity of the common stock and could reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded with relatively low volume, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	the sale of large blocks of our common stock.

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

In the future, we may issue additional authorized but previously unissued equity securities resulting in the dilution of the ownership interests of our present and future stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our board of directors. As of April 12, 2012, there were 80,874,324 shares of our common stock and no shares of our preferred stock outstanding. There are 1,432,000 shares of our common stock reserved for issuance under our 2009 Equity Incentive Plan. These numbers do not include shares of our common stock issuable upon the exercise of outstanding options and conversion of outstanding convertible promissory notes.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.

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

The information set forth above under “Business” relating to our oil and gas properties is incorporated herein by reference.

Our corporate offices are currently located in Spring Valley Center, a six-story office complex at 5220 Spring Valley Road, Dallas, Texas 75254. The current lease for our corporate office space (Suite 525) expired September 30, 2008 and we are currently occupying the premises on a month-to-month arrangement. The existing office space covers 1,492 square feet with a monthly rent of $2,293. Due to the need for an increase in staffing for accounting and administrative support of our operations after the acquisition of TNR, we have signed an agreement to lease a larger space (3,075 square feet with a monthly rent of $4,345) in our building and expect to move to that space in June of 2012.

In addition, we have 3,916 square feet of office space in a single story building at 71683 Riverside Drive, Covington, LA 70433 with a monthly rent of $3,851. Our technical and operational team is at that location. We occupy approximately half of the building and have a first right to lease the other half on similar terms. We believe that there is ample space to accommodate additional growth in the foreseeable future by exercising our first right in the existing building.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “MSEH.” Prior to April 5, 2012, our common stock traded on the OTC Markets under the symbol “MSEH.” Prior to August 4, 2009, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “MSQT.” The following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2010
	High	Low
First Quarter	$3.50	$0.52
Second Quarter	$2.86	$0.36
Third Quarter	$0.43	$0.17
Fourth Quarter	$0.20	$0.07

	Fiscal Year 2011
	High	Low
First Quarter	$0.19	$0.07
Second Quarter	$0.20	$0.06
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.18	$0.12

On April 12, 2012, the closing sale price of our common stock was $0.22 per share and there were approximately 144 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   Also, the terms of our convertible promissory notes restrict our ability to pay dividends. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,228,000	$0.20	1,432,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,228,000	$0.20	1,432,000

(1)	2009 Equity Incentive Plan
(2)	Net of 1,340,000 shares awarded as restricted stock grants.

Stock Transfer Agent

Our Stock Transfer Agent is Continental Stock Transfer & Trust Company, located at 17 Battery Place, New York, New York 10004.

Sales of Unregistered Equity Securities

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, or otherwise set forth below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

On January 3, 2011, we issued an aggregate of 1,459,267 shares of our common stock to convert $108,082 of accrued interest for the period July 1, 2010 to December 31, 2010 on certain outstanding convertible notes.

On March 23, 2011, we issued 25,000 shares of our common stock to each of Nicholas Spano and Robert Avaltroni in payment of the final installment due under their consulting agreements with us.

Between January 14, 2011 and March 25, 2011, a total of $1,295,000 in outstanding convertible notes were converted to 5,180,000 shares of our common stock at a conversion price of $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, in accordance with agreements with our note holders. In addition, we issued to these note holders 120,063 shares of our common stock in payment of $13,321 in interest accrued from January 1, 2011 to the date of conversion.

On June 30, 2011, we issued an aggregate of 333,576 shares of our common stock to convert $42,151 of accrued interest for the period January 1, 2011 through June 30, 2011 on certain outstanding convertible notes.

On June 30, 2011, the Company entered into an agreement with a vendor to issue 50,000 shares of our common stock to him in exchange for an accounts payable owed to him in the amount of $7,500. Those shares were issued on June 30, 2011.

On August 1, 2011, we entered into a 12 month consulting agreement with SNK Consulting Services, LLC (“SNK”) for the provision of investor relations and public relations services for us.   As partial compensation to SNK for these services, we issued 100,000 restricted shares of our common stock to SNK following execution of the agreement.

On September 2, 2011, we entered into an agreement with Mundial Financial Group, LLC (“Mundial”) for the provision of financial advisory services to us. As compensation to Mundial for these services, we issued to Mundial 200,000 restricted shares of our common stock, with a fair value of $24,000, as payment in full for these services.

On September 15, 2011, Whalehaven Capital Fund, Ltd. (“Whalehaven”) converted $62,500 in principal amount of its convertible promissory note resulting in the issuance of 500,000 shares of our common stock; on October 19, 2011, Whalehaven converted an additional $62,500 in principal amount of its note resulting in the issuance of 500,000 shares; on November 7, 2011, Whalehaven converted an additional $62,500 in principal amount of its note resulting in the issuance of an additional 500,000 shares of our common stock; and on November 28, 2011, Whalehaven converted an additional $112,500 of its note resulting in the issuance of an additional 900,000 shares of our common stock.

On each of October 4, 2011 and on November 11, 2011, Chestnut Ridge Partners, LP converted $62,500 in principal amount of its convertible promissory note resulting in the issuance of 500,000 shares of our common stock on each of these dates.

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

The following discussion highlights the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information which management believes is relevant for an assessment and understanding of the statements of financial position, results of operations, and cash flows presented herein. The discussion should be read in conjunction with our audited financial statements and related notes and the other financial information included elsewhere in this report.

Producing Fields - Plaquemines and Lafourche Parishes, Louisiana

On July 22, 2011, MEI completed the acquisition of Tchefuncte Natural Resources, LLC (“TNR”), a Louisiana operator. Immediately prior to MEI’s closing of the TNR acquisition, TNR completed the acquisition of properties in four fields in south Louisiana from Samson Contour Energy E & P, LLC (“Samson”). TNR, now a wholly owned subsidiary of MEI, owns 100% working interests in the Lake Hermitage Field in Plaquemines Parish, Louisiana along with various working interests in producing properties in four additional fields in Plaquemines and Lafourche Parishes, Louisiana. The total net mineral acreage held by production in the five fields is approximately 7,189 acres.

We believe that by recompleting or otherwise returning several additional shut-in wells to production, improving operational efficiencies and optimization of the gas lift systems, a significant increase in production can be achieved in these fields. Two wells were successfully recompleted to uphole zones in the Lake Hermitage Field in the fourth quarter of 2011 with positive results. The recompletion of two additional wells is planned for the second quarter of 2012 with more recompletions to follow in the third and fourth quarters of 2012. In addition, we expect to accomplish a number of additional enhancements and upgrades to processing facilities and flow lines in 2012, all of which to be funded out of cash flow. These efforts should significantly increase production and PDP reserves. An extensive geological and engineering evaluation of the Lake Hermitage Field is nearing completion and a similar evaluation of the other four fields is underway. In addition, our technical team has discovered and is in the process of refining a number of proved undeveloped (“PUD”) drilling locations and we expect to drill the first of several developmental wells later this year. We are reviewing a number of deep targets with potential for farm out or joint venture with other operators and are actively pursuing additional acquisition opportunities in South Louisiana.

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns a 100% working interest in each of the nineteen wells in the Lake Hermitage Field. Current net production is approximately 200 BOE/D from seven producing wells and a total of 3,578 mineral acres is held by production in the field. Eleven wells are currently shut-in pending evaluation for workover and/or future recompletion in uphole zones. The remaining well is being evaluated for conversion to a salt water disposal well which would reduce expenses and allow us to handle more fluid on a daily basis. There are three processing facilities and tank batteries in the field. The high gravity crude oil produced at Lake Hermitage is transported out of the field by barge.

A significant increase in production has been achieved in the Lake Hermitage Field by improving operational efficiencies and by optimization of the gas lift system. Two wells were successfully recompleted to uphole zones in the fourth quarter of 2011 with excellent results. The recompletion of two additional wells is planned for the second quarter of 2012 with more recompletions to follow in the third and fourth quarters of 2012.

An extensive geological and engineering evaluation of the field has identified fifty-eight potential drilling locations, nine of which are proved undeveloped (“PUD”) locations with multiple stacked pay zones. We expect to drill the first of several developmental wells in this field later this year.

Bay Batiste Field, Plaquemines Parish, Louisiana

The Company owns an average 61% working interest in seven wells in the Bay Batiste Field. Current net production is approximately 80 BOE/D from one producing well. The other six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. Approximately 74 net mineral acres are held by production by the producing well. The salt water disposal well and two production facilities have plenty of excess capacity to handle production from recompleted wells or from third party operators nearby. Access to markets is excellent.

Larose Field – Lafourche Parish, Louisiana

Various working interests, some of which are non-operated, are owned by the Company in eight wells in the Larose Field. Current net production is approximately 100 BOE/D from three producing wells and approximately 439 net mineral acres are held by production in the field. Five wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are well located and have plenty of excess capacity. Access to pipelines and crude oil markets is excellent.

Valentine Field – Lafourche Parish, Louisiana

The Company owns an average 90% working interest in forty-four wells in the Valentine Field. Current net production is approximately 338 BOE/D from fourteen producing wells and approximately 3,082 net mineral acres are held by production in the field. There are four salt water disposal wells in the field and twenty-six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are strategically located throughout the field and have plenty of excess capacity. A field operations center is centrally located in the field. Access to pipelines and crude oil markets is excellent.

Evaluation of the existing well bores and overall field operations is in progress and we expect to begin an initial round of recompletions and workovers in 2012. In addition to numerous recompletion and workover opportunities, there is offset developmental drilling potential as well as deep gas potential. All of those potential opportunities are currently being evaluated.

SE Manila Village Field – Plaquemines Parish, Louisiana

The Company owns a non-operated working interest in two wells operated by Hilcorp in the Manila Village Field. 16.88 net mineral acres are held by production in the field. The wells are shut-in at this time.

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York. The acquisition included 19 producing natural gas wells and their associated leases/units, two surface tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field. Our average net revenue interest (NRI) in the leases is approximately 78%. Production from the wells is nominal but serves to hold the acreage for future development. In late 2009, we evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and recompletion of the wells in the Marcellus Shale. As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were recompleted in the Marcellus Shale and fracked in May and June of 2010. The initial round of testing and analysis provided a solid foundation of data that strongly supports further development of the Marcellus in western New York. Formation pressures and flow-back rates were much higher than expected providing a clear indication of the potential of the resource. We now believe that shallow horizontal drilling, as is currently being done successfully at this depth in the Fayetteville Shale in northern Arkansas, is ultimately what is needed to maximize the resource.

The State of New York has placed a moratorium on high volume frac stimulation in order to develop new permitting rules. The new permitting rules have not been completed and there can be no assurance when such permitting rules will be issued or what restrictions such permits might impose on producers. Accordingly, we are unable to continue with our development plans in New York for the time being. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic. Accordingly, management made a determination to fully impair the properties as of December 31, 2010.

A recent report released by the New York Department of Environmental Conservation proposes to remove the moratorium in all areas of the state other than in the New York City and Syracuse watersheds and to implement new permitting rules for drilling and fracking horizontal wells. Although these measures have yet to be formally adopted, we believe that this report constitutes significant progress and that its final adoption could ultimately allow us to proceed with the next phase of development of the property and the expansion of our acreage position in western New York

Coal Creek Prospect, Sequoyah Co., Oklahoma – Sale of Interest

Because the Coal Creek property no longer fit our strategic direction, management made a determination to sell our interest in this property. Our board of directors approved an agreement entered into on September 8, 2011 with Wentworth Operating Company pursuant to which we sold and assigned to Wentworth all of our leasehold and working interests in our Gipson #1 and Cook #1wells for the sum of $17,960.  The properties were fully impaired in 2010.

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the years ended December 31, 2011 and 2010:

	2011	2010

Net income	$4,151,958	$6,561,235

Deduct:

Interest (income) expense, net	405,755	930,197
Amortization of deferred financing costs	140,871	147,072
Income tax benefit	(2,783,792)	-
Depreciation, depletion, accretion and impairment	1,429,100	1,136,305
Unrealized gain on change in commodity derivative instruments	(938,950)	-
Unrealized gain/loss on change in convertible debt derivative	113,083	(10,773,500)
Gain on settlement of accounts payable with common stock	(286,041)	-
Loss on conversion of debt	62,306	-
Gain on sales of assets	(22,396)	-
Share-based compensation	324,325	1,131,541

Adjusted EBITDA	$2,596,219	$(867,150)

Recent Developments

As part of the execution of our business strategy discussed above, we have recently taken the following steps:

•	Acquisition of TNR - On July 22, 2011, the Company acquired 100% of the membership interests in Tchefuncte Natural Resources, LLC, and TNR became a wholly-owned subsidiary of the Company. Assets acquired comprise five oil and gas fields in Plaquemines and Lafourche Parishes in Louisiana.
•	F&M Credit Facility - On July 22, 2011, MEI entered into a $25 million senior secured revolving line of credit (“Credit Facility") with F&M Bank and Trust Company (“F&M Bank”) that matures on July 22, 2013. The interest rate is the F&M Bank Base Rate plus 1% subject to a floor of 5.75%. At present, interest is accruing at 5.75% and is paid monthly. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility. The Credit Facility provided financing for the acquisition of TNR, working capital for field enhancements, and general corporate purposes. The Credit Facility is subject to an initial borrowing base of $10,500,000 which was fully utilized by the Company with the completion of the acquisition of TNR.
•	F&M Bank & Trust Company (“F&M”) performed the first scheduled redetermination of the Company’s credit facility and increased our borrowing base from $10,500,000 to $13,500,000. The redetermination also lifted the Company’s obligation to make the $150,000 monthly payments required prior to the redetermination.
•	Hiring a CFO – On September 19, 2011, Rachel L. Dillard joined the Company as Chief Financial Officer.
•	Hiring the selling members of TNR, Carolyn M. Greer, Willard Powell, and David Freeman as part of our executive management team to oversee the operations and development of our Louisiana properties.
•	Establishing audit committee – On December 15, 2011, the Company established an Audit Committee composed of James J. Cerna, Jr. (Chairman), Fred B. Zaziski and Kenneth T. Hern, all of which are independent directors.

Results of Operations for the Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenue

We generated revenues of $6,941,354 for the year ended December 31, 2011 and $61,647 for the year ended December 31, 2010. The increase in revenue reflects an increase in sales volumes as a result of additional producing wells resulting from our acquisition of TNR. We received average prices of $3.56 and $4.51 per Mcf for our natural gas production during 2011 and 2010, respectively. The average price of oil we sold in 2011 was $111.75/Bbl. We had no oil production or sales prior to 2011. We received an average price of $2.84 per gallon of natural gas liquids in 2011, but had no such production 2010. Oil sales volumes increased during 2011 to 320 Bbls per day from 0 Bbls per day during 2010. Natural gas sales volumes increased during 2011 to 1,699 Mcf per day from 53 Mcf per day in 2010. Natural gas liquids volumes increased to 100 gallons per day in 2011 from 0 in 2010. The increase in volumes is also attributable to the addition of producing properties resulting from our acquisition of TNR.

Operating Expenses

•	Production expense. Production expense increased to $2,830,241 in 2011 from $33,407 in 2010. This increase is due to the acquisition of TNR and the resulting increase in the number of wells, as well as increased severance taxes from increased production. 2011 production costs were $28.52 per BOE as compared to $10.28 per BOE in 2010. The increase was primarily attributable to heavy repair and maintenance expense associated with our acquisition of TNR, as equipment on those wells required substantial initial attention, as well as high labor costs associated with the use of field contractors, which we have replaced with our employees.

•	Exploration Expense. Exploration expense increased to $129,478 in 2011 from $13,492 in 2010. This increase was attributable to expenses associated with estimating proved reserves in leases acquired from TNR.

•	General and Administrative Expense. The decrease in general and administrative expense to $1,855,282 in 2011 from $2,017,244 in 2010 primarily reflects a decrease in legal and professional fees and share based compensation expense associated with stock options, despite increased payroll burden, office rental, and other administrative expenses associated with our growth after the TNR acquisition in 2011.

•	Depreciation, depletion, amortization, and accretion expense. The increase in depreciation, depletion, amortization, and accretion expense to $1,429,100 in 2011 from $1,136,305 in 2010 reflects the substantial increase in volumes of oil and natural gas produced as a result of the Company’s acquisition of TNR and increased capital investment in oil and gas properties depreciated on a units of production basis; the addition of production support facilities and equipment through the TNR acquisition, depreciated on a straight line basis; and the increase in the discounted value of the asset retirement obligation due to the TNR acquisition, accreted in accordance with its discount rate. The 2010 expense was primarily attributable to impairment of the Java and Coal Creek oil and gas properties at year end.

•	Gain on sale of oil and gas properties. We recognized a gain of $22,396 on the sale of our Coal Creek Property in Oklahoma comprising $17,960 cash received and elimination of the property’s associated asset retirement obligation to the gain.

Operating income. As a result of the above described revenues and expenses, we produced operating income of $719,649 in 2011 as compared to an operating loss of $3,138,801 in 2010.

Interest Expense. Interest expense decreased to $549,512 in 2011, from $1,077,269 in 2010. This was primarily a result of the conversion of notes payable, despite the increase in 2011 of interest expense associated with our borrowings from F&M Bank for the acquisition of TNR.

Realized Gain on Change in Commodity Contract Derivative Instruments. During 2011, we realized a gain on the changes in the value of our commodity contract derivative instruments represented by cash settlements of $137,358. The commodity contract derivative instruments are associated with our hedging program commenced in the third quarter of 2011 as required by covenants underlying our credit facility with F&M Bank. There was no such program in existence in 2010.

Unrealized Gain on Change in Derivative Instruments – Commodity Contracts. The noncash gain on the change in value of our commodity contract derivative instruments for 2011 and 2010 were $938,950 and $0, respectively.  The change in noncash gain in derivative value - derivative instrument represents the implementation of our hedging program in the third quarter of 2011 as required by covenants underlying our credit facility with F&M Bank.

Unrealized Gain (Loss) on Derivative Instruments - Convertible Stock. The unrealized gain on the change in derivative values is derived from the conversion feature of our convertible promissory notes issued in 2009 and 2010. The conversion feature is accounted for as an embedded financial derivative and, accordingly, is valued each reporting period based on a valuation model that considers market rate inputs and management’s assumptions. The change in value is recorded in the statement of operations. In 2011 we experienced an unrealized loss of $113,083. In 2010 we experienced an unrealized gain of $10,773,500, primarily due to a decrease in stock price during 2010.

Gain on Settlement of Accounts Payable. During 2011, we recognized a gain of $286,041 on settlement of accounts payable to two vendors through the issuance of common shares with fair value less than the amounts due to the vendors in lieu of cash payment.

Income Tax Benefit. Income tax benefit for 2011 was $2,783,792 resulting from the elimination of our tax valuation allowance resulting from net operating losses from prior years and recognition in 2011 of a deferred income tax asset. This occurred because we have net income for 2011 and expect to continue to have net income to utilize our net operating losses.

Net Income. Our net income for 2011 and 2010 was $4,151,958 ($0.07 per basic and $0.06 per diluted share) and $6,561,235 ($0.16 per basic and $0.13 per diluted share), respectively, due to significantly increased 2011 operating income despite the decrease in the net unrealized gain on derivative value in 2011 as compared to 2010.

Liquidity and Capital Resources

Overview

Prior to the closing of our acquisition of TNR, our sources of liquidity primarily had been loans from related parties, debt from third parties, and proceeds from the sale of common stock. Various factors outside of our control, including the price of oil and natural gas, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock have historically limited our ability to raise the capital needed to execute our plan of operations.

On July 22, 2011, MEI completed the acquisition of TNR resulting in a substantial improvement in liquidity resulting from cash flows from field operations. The acquisition included producing properties in five fields in south Louisiana. TNR, now a wholly owned subsidiary of MEI, owns 100% working interest in the Lake Hermitage Field in Plaquemines Parish, Louisiana along with various working interests in producing properties in four fields acquired from Samson in Plaquemines and Lafourche Parishes, Louisiana.

As of December 31, 2011, we had working capital of $3,104,453. As of December 31, 2010, we had a working capital deficit of $2,344,735. The increase in the working capital was attributable to:

•	Increased cash and accounts receivable from revenues generated by the addition of producing properties from the acquisition of TNR;

•	The conversion of $1,720,000 of convertible debt and $451,400 of related party notes payable to common stock.

Our current assets increased by $6,259,615 during the year ended December 31, 2011.

As of December 31, 2011, the outstanding balance of principal and accrued interest on debt was $6,185,982, a net increase of $3,281,636 from the outstanding balance of $2,904,346 as of December 31, 2010. This net increase was primarily due to debt incurred to acquire TNR, net of the reduction in convertible note balances at December 31, 2010.

In addition to the acquisition of TNR, the following events which took place since January 1, 2011 have improved our liquidity and capital resources:

•	On June 13, 2011, we sold 320,000 shares of restricted common stock to two of our Directors, for a total of $40,000 in cash;

•	On June 14, 2011, we executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable. A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815. Also on June 14, 2011, we executed an agreement with Sycamore Resources, Inc. (owned by our Chief Executive Officer) to convert the note payable owed to Sycamore to common stock. A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000;

•	On June 16, 2011, we entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011;

•	On June 16, 2011, we entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019. These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125. The notes bear interest at 6% per annum payable in cash or shares at maturity.

Our January 1, 2012 reserve report based on the SEC pricing case makes various assumptions regarding the pace of development of our proved undeveloped reserves. In order to develop these reserves on the schedule assumed in the reserve report, the capital expenditure requirement for 2012 is $6,231,500 with 2013 and 2014 being $32,000,000 and $12,000,000, respectively. Based on the parameters and assumptions contained in the reserve report, cash flow from operations is expected to be sufficient to provide for this capital requirement.

However, there are multiple factors that can affect these estimates including changes in commodity prices, adverse weather conditions and unforeseen events, both inside and outside of our business. If the reserve report assumptions are accurate, no additional capital will be needed. In the event that unforeseen circumstances reduce our cash flow and create a shortfall in the capital expenditure budget, we have a number of other potential sources of funds to support the development effort including:

•	Existing cash reserves of approximately $3,000,000;
•	Existing additional borrowing capacity on our senior debt facility of approximately $3,600,000;
•	Additional debt financing; and
•	Additional equity offerings.

If, however, cash flow plus the additional sources outlined above are not sufficient to support the capital expenditure budget outlined in the reserve report, our ability to execute our plan of operations could be negatively impacted and drilling activity could be reduced.

Cash and Accounts Receivable

At December 31, 2011, we had cash in banks of $3,182,392, compared to $6,096 at December 31, 2010. The $3,176,296 increase in cash was due primarily to increased revenues received on sales of production from wells associated with the TNR acquisition.

Liabilities

Accounts payable and accrued expenses increased by $1,651,991 to $2,629,472 at December 31, 2011, from $977,481 at December 31, 2010. The increase was primarily attributable to increased lease operating expense and capital expenditures on an increased number of wells associated with the TNR acquisition.

Notes payable to related parties decreased from $472,400 on December 31, 2010 to $0 on December 31, 2011 as a result repayments on loans from our Chief Executive Officer and conversion of notes payable to Cherokee Financial Corp. and Sycamore Resources, Inc. to common stock.

Cash Flows

For the year ended December 31, 2011, the net cash provided by operating activities of $3,364,451, as compared to cash used by operating activities of $416,945 in 2010, results primarily from operating cash flows from field operations in our Louisiana properties.

For the year ended December 31, 2011, net cash used by investing activities was $5,613,630 compared to $415,462 in 2010. The principal investing activity in 2011 related to the purchase and development of oil and gas properties associated with the TNR acquisition whereas the principal 2010 investing activity was related to the payment of oil and gas development costs.

For the year ended December 31, 2011, net cash provided by financing activities was $5,425,475 comprising primarily of borrowings on our credit facility to acquire TNR, compared to $571,362 in 2010 which comprised primarily the issuance of debt to fund oil and gas development and working capital needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES to our audited consolidated financial statements and notes thereto included in this Annual Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. We recognize a receivable or liability only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves. For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks

Successful Efforts Accounting

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

Impairment of Properties

We review our proved properties for potential impairment at the field level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a well, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the discounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected discounted value of future net cash flows from reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and impairment is recognized to the extent, if any, that the cost of the property has been impaired. We follow the Accounting Standards Codification ASC 360 Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

Proved Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. We engage independent reserve engineers to estimate our proved reserves.

Share-Based Compensation

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

We do not apply hedge accounting, as our hedging program is designed only to comply with covenants underlying our credit facility with F&M Bank and not as a formal risk management program, and we do not monitor the effectiveness of the hedge. Realized gains and losses (i.e., cash settlements) are reported in the Statement of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statement of Operations.

New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended, December 31, 2011 and 2010 are included beginning on Page F-1 immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.	As of December 31, 2011, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

2.	As of December 31, 2011, we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our increased complexity and our financial accounting and reporting requirements to ensure that financial reporting occurs in a timely manner. The inability to report in a timely manner was primarily a result of the Company’s acquisition of TNR and the resulting need to perform purchase accounting, incorporate transactional accounting and processes for a much larger enterprise, and to generate more external reports within the time required than we possessed the capacity to do. Accordingly, management concluded that this control deficiency constituted a material weakness

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we are considering the engagement of additional employees and have engaged consultants to assist in the preparation and filing of financial reports.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the reasons indicated above. The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by GBH CPAs, PC, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2011 are set forth below:

Name	Age	Title	Date First Appointed
Randy M. Griffin	58	Chairman of the Board and Chief Executive Officer	August 31, 2009
Ray L. Unruh	64	President, Secretary, and Director	August 31, 2009
Rachel L. Dillard	60	Chief Financial Officer	September 19, 2011
Carolyn M. (Monnie) Greer	49	Executive Vice President – Engineering and Director	July 22, 2011
W. Willard Powell	65	Executive Vice President – Geology	July 22, 2011
David L. Freeman	54	Executive Vice President – Oil and Gas Operations	August 31, 2009
James J. Cerna, Jr.	43	Director	January 5, 2010
Kenneth T. Hern	74	Director	January 27, 2010
Fred B. Zaziski	58	Director	January 5, 2010

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

Ray L. Unruh has served as our President, Secretary and a director since August 31, 2009. He had served in the same capacities for Mesa Energy, Inc. and its predecessor entity, Mesa Energy, LLC, since its inception in April 2003. Mr. Unruh’s responsibilities include oversight and management of company operations including drilling and land management. He performed the same functions for MEI’s predecessor entity, Mesa Energy, LLC, from its inception in April 2003. From March 1999 until March 2003, Mr. Unruh served as Vice-President of Santa Fe Petroleum, L.L.C. and President of its operating affiliate, TexTron Southwest, LLC. Mr. Unruh left Santa Fe Petroleum, LLC and TexTron Southwest, LLC, in March 2003 with Mr. Griffin to form and operate Mesa Energy, LLC. Previously, Mr. Unruh performed management and financial consulting services for Texas Northern Oil Company in the early 1990’s and Phoenix Resources, LLC from 1995 to 1998. He owned and operated Red River Energy and Supply Company, an oil field equipment company in the early 1980’s. Mr. Unruh attended Oklahoma State University, where he majored in Business Administration and Finance.

Rachel L. Dillard, CPA serves as our Chief Financial Officer. She began her career in oil and gas in 1996 with CDX Gas. In an association that concluded at the end of 2006, she served CDX both as a consultant to the Chief Executive Officer and Chief Financial Officer and as an employee in matters of financial analysis, natural gas marketing and balancing, investor relations and payout analysis. As Director of Financial Services, she centralized management of fixed assets and implemented the process of automated calculation and recording of depletion, depreciation, and amortization of pools of fixed assets of approximately $500 million.

From February to May 2007, she consulted with TransAtlantic Petroleum Corporation, a Canadian corporation, as Interim Controller in preparation for its divestiture of all of its US properties. As such, she prepared the sale price allocation of divested properties, prepared the oil & gas property section of 2006 form 10-K and Q1 2007 10-Q under full-cost accounting method, consulted with engineers in their preparation of 2006 reserve reports under both constant costs and pricing (SEC case) and escalated costs and pricing (NYMEX case) and handled inquiries from auditors.

In June 2007, she joined Westside Energy Corporation as its Corporate Controller, serving Westside through its merger in June 2008 with Crusader Energy Group, Inc. At Westside, she directed financial reporting; prepared consolidated financial statements and reports on Forms 10-K and 10Q using the successful efforts method of accounting for oil & gas properties and spearheaded Westside’s Sarbanes-Oxley compliance project.

Following Westside’s merger with Crusader, Ms. Dillard consulted with Crusader on various transition matters and created a set of tax books for Crusader from Westside’s historical general ledger. In 2009, Ms. Dillard joined the Division of Resolutions and Receiverships of the Federal Deposit Insurance Corporation as a contractor. In March 2010 she was engaged by the FDIC as Financial Institution Accountant and, in January 2011, as Accounting Technical Monitor, under the FDIC Contract Management and Oversight Function, of a national servicer of loan portfolios exceeding $1 billion.

Ms. Dillard joined Mesa Energy Holdings, Inc. as Chief Financial Officer in September, 2011.

Ms. Dillard earned her Bachelor of Science Degree in Business Administration with an emphasis in accounting, cum laude, from The University of Texas at Dallas. She is licensed by the State of Texas as a certified public accountant and is a member of the Council of Petroleum Accountants Societies (COPAS), Texas Society of Certified Public Accountants, and the American Institute of Certified Public Accountants.

Carolyn M. (Monnie) Greer joined Mesa on July 22, 2011 as a result of our acquisition of Tchefuncte Natural Resources, LLC and serves as Executive Vice President of Engineering and as a Director. She has over 25 years of business, financial, engineering and geo-science experience in all phases of the upstream oil and gas business in the United States in both onshore and offshore venues from Michigan to South Texas and the Gulf Coast Region.

After completing her Bachelor of Science degree in Petroleum Engineering with honors from Mississippi State University, Monnie began her career when she was recruited by Shell Oil Company in June 1986. She had a successful career with Shell where she worked on many office and field teams in Exploration and Production (E&P). She participated in the evaluation of hundreds of reservoirs containing thousands of wellbores and was involved in the successful drilling, completing and producing of hundreds of profitable oil and gas wells.

On January 1, 1999, Monnie ventured into the independent oil and gas world by taking a position with Energy Partners (EPL), where she evaluated reserves, ran economics and supervised the drilling of wells in a drill-to-earn farm out with Chevron. She worked with investment banks, third party auditors, attorneys and accountants to help close a $60MM sale of preferred stock to fund EPL’s drilling and work over portfolio. In 2000, she joined Matrix Oil and Gas as Senior Reservoir Engineer. In 2002, she joined Denbury Resources as Senior Reservoir Engineer and in 2006 she joined Harvest Oil & Gas as Partner/Engineer where she worked with Willard Powell to evaluate hundreds of drilling and work over opportunities in eleven fields resulting in an increase in reserves of 286 BCFE with a PV10 value increase of 310%. She worked closely with the other Harvest principals to sell the company to Saratoga Resources where she accepted a position as Senior Reservoir Engineer. After the price of oil and gas dropped significantly in late 2008, she worked closely with attorneys and accountants in a successful effort to recapitalize and restructure Saratoga’s debt. In June of 2010, Monnie joined Willard Powell as co-founder of privately held Tchefuncte Natural Resources (TNR) of Covington, Louisiana. In her role as President/CEO, she evaluated, performed due diligence and successfully negotiated the acquisition of properties in five producing oil and gas fields in South Louisiana during a twelve month period.

As a result of having worked as an engineer with Shell, Energy Partners, Matrix Oil and Gas, Denbury Resources, Harvest Oil and Gas and Saratoga Resources, Monnie is highly experienced in prospect generation and has participated in the drilling and development of many world class prospects. In addition, her engineering and managerial expertise has been instrumental in the successful identification, evaluation and acquisition of a significant number of mature oil and gas fields in the Gulf Coast Region. These efforts have resulted in the development of over 700 BCFE of bypassed reserves.

W. Willard Powell joined Mesa on July 22, 2011 as a result of our acquisition of Tchefuncte Natural Resources, LLC and serves as Executive Vice President of Geology. He has over 45 years of business, financial, engineering and geo-science experience in all phases of the upstream oil and gas business in the Gulf Coast Region of the United States.

Willard began his career when he was recruited by Shell Oil Company on June 1, 1966. He had a successful and fun career with shell where he worked on many teams (often serving as team leader) both in Exploration and Production. He was involved in the successful drilling, completing and producing of over 500 profitable oil and gas wells and received Shell Oil Company's highest employee recognition award in 1997 when he received the "Shell Oil Company President's Award for Team Excellence".

On January 1, 1999 Willard ventured into the independent oil and gas world by taking a position with Matrix Oil and Gas as Senior Staff Geologist. In 2002, he joined Denbury Resources as Senior Staff Geologist and in 2006 he joined Harvest Oil & Gas as Partner/Geologist. In July of 2010, Willard joined Monnie Greer as co-founder of privately held Tchefuncte Natural Resources (TNR) of Covington, Louisiana. In his role as Executive Vice President, he was instrumental in the evaluation and due diligence efforts of TNR toward the acquisition of properties in five producing oil and gas fields in South Louisiana during a twelve month period.

As a result of having worked as a geologist with Shell, Matrix Oil and Gas, Denbury Resources and Harvest Oil and Gas, Willard is highly experienced in prospect generation, having generated, drilled and developed many world class prospects. In addition, his geological expertise has resulted in the identification and development of bypassed reserves in acquired mature oil and gas fields. He is also in search of the deep potential that may still exist beneath these mature and often world class oil and gas fields.

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

James J. Cerna, Jr. was appointed to our Board of Directors on January 5, 2010. Mr. Cerna is the President and Chief Executive Officer of NDB Energy (OTC: NDBE). From May 2006 to May 2009, Mr. Cerna served as Chairman of the Board of Lucas Energy, Inc. (NYSE Amex: LEI), and was also CEO and President thereof from May 2006 until September 2008. From 2004 to 2006, Mr. Cerna was President of the privately held Lucas Energy Resources. Prior to joining Lucas Energy, Mr. Cerna was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC from 2001 to 2004. He was the founder and CEO of NetCurrents, Inc., (NASDAQ: NTCS), an organization that focuses on Internet information monitoring and analysis. Prior to NetCurrents, Mr. Cerna was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Mr. Cerna has received five certificates of achievement from the Institute of Chartered Financial Analysts. He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry. Mr. Cerna is the Public Affairs Officer and Pilot with the Civil Air Patrol, U.S. Air Force Auxiliary, Squadron 192. Currently, in addition to serving on our Board, he acts as an advisor to the board of directors of several traditional and green energy companies. Mr. Cerna received a BS in Finance from the California State University, Chico, in 1990.

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

Fred B. Zaziski was appointed to our Board of Directors on January 5, 2010. Mr. Zaziski was President and CEO of Epsilon Energy Ltd. (TSX: EPS), a publicly traded exploration and production company based in Toronto and Houston, from June 2007 to May 2009. From March 2007 until July 2008, Mr. Zaziski served as President and Chairman of PetroSouth Energy Corp. (OTCBB: PSEG), another publicly traded exploration and production company based in Houston, and from October 2004 to January 2007, he served as President, CEO and a Director of Falcon Natural Gas Corp., Houston (FNGC.PK). Prior to 2004, Mr. Zaziski worked in a number of senior management capacities for a number of other oil & gas companies including National Petroleum Technology Company, Saudi Arabia (1997 – 1999) and Halliburton Energy Services, Bahrain (1977 – 1997). Mr. Zaziski graduated from Pennsylvania State University with a BSc, in petroleum engineering in 1976. He received an MBA in Organizational Management and a Masters in International Business from Cairo University, Egypt in 1986 and 1987, respectively. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute and the American Society of Mechanical Engineers.

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

Our Advisory Board currently includes Robert C. Avaltroni, Jeffrey A. Chadwick, Arthur J. Pyron and Nicholas A. Spano.

Our Board determined to compensate the Advisory Board members as follows:

•	Certain members of the Advisory Board were each granted stock options under our 2009 Equity Incentive Plan to purchase 24,000 shares of our common stock upon appointment to the Advisory Board, which options have an exercise price equal to the fair market value of our common stock on the date of grant, will fully vest in four equal installments with one quarter vesting immediately and one quarter vesting after each subsequent six-month period. All of these options are now fully vested;
•	Other members of the Advisory Board each received restricted stock grants under our 2009 Equity Incentive Plan with respect to 24,000 shares of our common stock, with respect to 6,000 of which the restrictions lapse immediately upon appointment to the Advisory Board and with respect to an additional 6,000 shares the restrictions will lapse on each of the six-month, one-year and eighteen-month anniversaries of such appointment. All of these restricted stock grants are now fully vested;
•	The prior Chairman of our Advisory Board received options to purchase 226,000 additional shares of our common stock upon his appointment, which options shall have an exercise price equal to the fair market value of our common stock on the date of grant. All of these restricted stock grants are now fully vested; and
•	All members of our Advisory Board shall be reimbursed for reasonable out-of-pocket expenses incurred by them in connection with their Advisory Board services.

Each Advisory Board member enters into an agreement with us to serve for a fixed term ranging from one to three years. In addition, certain of these advisors may render additional services to us for which they will be compensated separately.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Messrs. Griffin and Unruh and Ms. Greer have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Cerna, Hern and Zaziski are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Board Committees

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which requires us to have committees or charters. Our Board of Directors, however, has determined to establish three committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each committee operates under a charter approved by our Board of Directors. Each charter is available, free of charge, on our website at www.mesaenergy.us. The membership, principal duties and responsibilities of each committee are set forth below.

The membership of our Board committees is as follows:

Audit Committee – James J. Cerna, Jr. (Chairman), Kenneth T. Hern and Fred B. Zaziski

Compensation Committee – Fred B. Zaziski (Chairman), Kenneth T. Hern and James J. Cerna, Jr.

Corporate Governance – Kenneth T. Hern (Chairman), Fred B. Zaziski and James J. Cerna, Jr.

Audit Committee

The committee’s charter provides that the principal duties and responsibilities of the Audit Committee include:

•	reviewing and discussing certain regulatory filings, including our audited financial statements and quarterly financial statements, with management and our independent auditors;

•	reviewing earnings press releases and earnings guidance provided to analysts;

•	appointing, evaluating, overseeing and replacing, if necessary, our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	reviewing our compliance with applicable laws, rules and regulations, and reviewing cases of employee misconduct or fraud; and

•	reporting regularly to our Board of Directors with respect to issues relating to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements and the performance and independence of our independent auditors.

All audit and non-audit services, other than de minimus non-audit services, provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

The committee’s charter provides that the principal duties and responsibilities of the Compensation Committee include:

•	reviewing and approving annual goals and objectives of our CEO and other executive officers, evaluating the performance of our CEO and other executive officers in light of those goals and objectives, determining or assisting to determine our CEO’s and other executive officers’ compensation level and making all other determinations with respect to the compensation of our CEO and other executive officers;

•	recommending to our Board of Directors the compensation of our CEO and other executive officers and, to the extent such authority is delegated to it by our Board of Directors, approving the compensation payable to these executive officers;

•	considering with respect to the compensation of the Company’s executive officers: (a) annual base salary; (b) any bonus or other short-term incentive program; (c) any long-term incentive compensation (including cash-based and equity-based awards); and (d) any employment agreements and similar arrangements or transactions;

•	reviewing and administering our stock and incentive compensation plans, establishing criteria for the granting of options or other incentive awards to executive officers and other employees and reviewing and approving the granting of awards in accordance with such criteria and making recommendations to our Board of Directors regarding changes to our incentive compensation and equity-based plans that are subject to approval by our Board of Directors;

•	reviewing and making recommendations to our Board of Directors regarding compensation, if any, of the Board of Directors and its committees; and

•	preparing a report of the committee for inclusion in our annual report or proxy statement with respect to our annual meeting of stockholders.

Nominating and Corporate Governance Committee

The committee’s charter provides that the principal duties and responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying, evaluating and selecting or recommending for selection candidates for election to our Board of Directors;

•	evaluating the functions, duties and composition of committees of our Board of Directors and making recommendations to our Board of Directors with respect thereto;

•	formulating procedures for security holders to send communications to our Board of Directors;

•	developing and recommending to our Board of Directors a set of corporate governance policies or procedures;

•	establishing and maintaining an informal orientation and continuing education program for our directors with respect to our strategic plans, significant financial, accounting and risk management matters, compliance programs, corporate governance policies or procedures, principal officers and internal and independent auditor; and

•	developing a plan for the succession of our CEO and discussing with our CEO a succession plan for our key senior officers.

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for reviewing with the entire Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board of Directors. The Board of Directors believes that directors should bring to the Company a variety of perspectives and skills that are derived from high quality business and professional experience and that are aligned with the Company’s strategic objectives. The composition of the Board of Directors should at all times adhere to the standards of independence promulgated by applicable NASDAQ and SEC rules. We also require that our directors be able to attend all board and applicable committee meetings. In this respect, directors are expected to advise the Chairman of the Board of Directors and the Chairman of the Nominating and Corporate Governance Committee in advance of accepting any other public company directorship or assignment to the audit committee of the board of any other public company.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee or the Board decides not to re-nominate a member for re-election, the Committee will identify the desired skills and experience of a new nominee in light of the criteria above. Current members of the Committee and Board may be consulted for suggestions as to individuals meeting the criteria above. Research may also be performed to identify qualified individuals.

Code of Ethics

In December 2011, we adopted a formal Executive Officer Code of Ethics applicable to our principal officers, Randy M. Griffin, our Chief Executive Officer, and Rachel L. Dillard, our Chief Financial Officer, as well as to other persons who may perform similar functions. Our Code of Ethics is available free of charge on our website at www.mesaenergy.us.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, although one report was filed on a late basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2011 to (i) all individuals that served as our principal executive and principal financial officers or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2011 and who received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2011.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy M. Griffin, CEO (1)(4)	2011	$160,000	$10,000	—	$68,940	—	—	—	$238,940
	2010	$70,000	—	—	—	—	—	—	$70,000

Rachel L. Dillard
CFO (2)(4)	2011	$36,855	$8,000	$35,194	—	—	—	—	$80,049

Ray L. Unruh
President/CFO (3)(4)	2011	—	—	$2,250	—	—	—	—	$2,250
	2010	—	—	—	—	—	—	—	—

(1)	Effective August 31, 2009, in connection with our reverse merger, Randy M. Griffin became our Chief Executive Officer and Chairman of the Board.

(2)	Rachel L. Dillard was appointed our Chief Financial Officer on September 19, 2011.

(3)	Ray L. Unruh resigned as Chief Financial Officer effective September 19, 2011.

(4)	Value of stock and option awards is the actual amount of stock compensation expense recognized in 2011 for the awards. The fair value of the awards on the date of grant were: Mr. Griffin, $137,878; Ms. Dillard, $180,000; Mr. Unruh, 22,500.

Employment Agreements with Executive Officers

We have an employment agreement with Randy M. Griffin that provides that he will serve as our Chairman of the Board of Directors and Chief Executive Officer, effective August 31, 2009. Pursuant to the agreement, Mr. Griffin was to have received annual compensation of $120,000 for the first year of employment, $150,000 for the second year and $180,000 for the third year and any years thereafter unless adjusted by the Board within its sole discretion. Mr. Griffin previously waived said compensation for the period January 1, 2010 through June 30, 2010. Compensation for the balance of the period September 1, 2009 through July 31, 2011 was accrued. In 2011 $60,000 of Mr. Griffin’s compensation was forgiven. Beginning January 1, 2012, Mr. Griffin began receiving the balance of his accrued compensation at a rate of $10,000 per month which will continue until the accrued balance has been eliminated. In addition, Mr. Griffin is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that Mr. Griffin terminates the employment agreement for Good Reason (as defined therein) or we terminate the employment agreement without Cause (as defined therein), Mr. Griffin will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which he was a participant immediately prior to his last date of employment with us for a period of one year following the termination of employment. The term of the employment agreement is for a period of three years and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

We entered an employment agreement with Rachel L. Dillard to serve as our Chief Financial Officer, effective September 19, 2011. Pursuant to the agreement, Ms. Dillard will receive annual compensation of $112,000 for the first year of employment and any years thereafter unless adjusted by the Board within its sole discretion. In addition, Ms. Dillard is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that Ms. Dillard terminates the employment agreement or is discharged for Cause, the Company has no obligation to pay salary or prorated bonus beyond the date of termination or to provide benefits beyond what is required by law. If Ms. Dillard is terminated without Cause, or resigns for Good Reason (as defined therein), Ms. Dillard will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which she was a participant immediately prior to her last date of employment with us for a period of one month following the termination of employment. The term of the employment agreement is for a period of twelve months and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

Grants of Plan-Based Awards

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2009 Equity Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above). The restricted stock grant to Ms. Dillard in the amount of 1,000,000 shares of our common stock, however, was granted under an employment agreement with her and not under our 2009 Equity Incentive Plan.

The following tables set forth information regarding stock option and other awards granted to our Named Executive Officers during the fiscal year ended December 31, 2011.

			Option Awards		Stock Awards
Name	Grant Date	Approval Date	Number of Securities Underlying Options	Exercise or Basic Price of Option Awards ($/Sh)	Number of Shares or Units of Stock	Grant Date Fair Value of Stock and Options Awards ($)
Randy M. Griffin	6/30/2011	6/30/2011	1,000,000	$0.15	-	$137,378
Rachel L. Dillard	9/19/2011	9/07/2011	-	-	1,000,000	150,000
	9/30/2011	9/30/2011	-	-	200,000	30,000

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information regarding stock options held by our Named Executive Officers at December 31, 2011.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Randy M. Griffin	6/30/2011	—	1,000,000	0.15	6/30/2016

The following tables set forth information regarding restricted stock awards held by our Named Executive Officers at December 31, 2011.

	Restricted Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or United of Stock that have not Vested ($)(1)
Rachel L. Dillard	9/19/2011	900,000	$135,000
	9/30/2011	180,000	27,000

(1)	The market value of restricted stock awards is based on $0.15, the closing market price of our common stock on the dates of grant.

Option Exercises and Stock Vested Table

The following tables set forth information regarding vested restricted stock awards held by our Named Executive Officers at December 31, 2011.

(1)	The market value of restricted stock awards is based on $0.15, the closing market price of our common stock on the dates of grant.

Option Exercises and Stock Vested Table

The following tables set forth information regarding vested restricted stock awards held by our Named Executive Officers at December 31, 2011.

	Stock Awards
Name	Number of Shares of Restricted Stock Acquired on Vesting	Value Realized on Vesting ($)
Rachel L. Dillard	120,000	18,000

(1)	The market value of restricted stock awards is based on $0.15, the closing market price of MEI common shares on the dates of grant.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to us.

Name	Fees Earned or Paid in Cash($)(1)	Restricted Stock Awards ($)(1)(2)	Total ($)
James J. Cerna, Jr.	$9,000	$750	$9,750
Kenneth T. Hern	9,000	750	9,750
Fred B. Zaziski	9,000	750	9,750
Total:	$27,000	$2,250	$29,250

(1)	On September 30, 2011, each of our non-employee directors was granted a restricted stock award of 50,000 shares of our common stock vesting over a period of two years as follows: 5,000 shares on December 30, 2011, 10,000 shares on each of March 30, 2012, September 30, 2012 and March 30, 2013 and 15,000 shares on September 30, 2013. We determined the fair value of each of these awards on date of grant to be $7,500; however, 2011 stock compensation expense recognized for these awards was $2,250 in the aggregate.

Additionally, on September 30, 2011 we granted Carolyn Greer a restricted stock award of 200,000 shares of our common stock valued on the date of grant at $30,000. This award vests over a two year period as follows: 20,000 shares on December 30, 2011, 40,000 shares on each of March 30, 2012, September 30, 2012 and March 30, 2013 and 60,000 shares on September 30, 2013. 2011 stock compensation expense recorded for this award was $3,000.

On September 30, 2011, we granted Ray L. Unruh a restricted stock award of 150,000 shares of our common stock valued on the date of grant at $22,500. This award vests as follows: 45,000 shares on March 30, 2012, 30,000 shares on each of September 30, 2012 and March 30, 2013 and 45,000 shares on September 30, 2013. 2011 stock compensation expense recorded for this award was $2,250.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 12, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership[2]		Percentage of Class[3]

Randy M. Griffin	15,080,341	(4)(10)	18.7%
Ray L. Unruh	9,647,993	(5)(10)	11.9%
Rachel L. Dillard	360,000	(6)	*
David L. Freeman	8,343,833	(7)	10.3%
Carolyn M. Greer	3,925,801	(8)	4.9%
W. Willard Powell	6,976,361	(8)	8.7%
Kenneth T. Hern	265,000	(9)	*
Fred B. Zaziski	265,000	(9)	*
James J. Cerna, Jr.	1,099,554	(9)	1.4%

All directors and executive officers as a group (9 persons)	40,963,883	(10)	50.7%

* Indicates beneficial ownership of less than 1%.

[1]	Unless otherwise noted, the mailing address of each beneficial owner is c/o Mesa Energy Holdings, Inc., 5220 Spring Valley Road, Suite 525, Dallas, Texas 75254. Data is based on information furnished to us by the named officers and directors.

[2]	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

[3]	Percentages are based upon 80,874,324 shares of Common Stock issued and outstanding as of April 12, 2012.

[4]	Includes 1,735,740 shares owned by Amagosa Investments Ltd. (“Amagosa”) Mr. Griffin, as General Partner of Amagosa, has sole voting and investment control with respect to our shares held by Amagosa. Also includes 1,904,000 owned by Sycamore Resources, Inc. (“Sycamore”) Mr. Griffin, as the sole shareholder of Sycamore, has sole voting and investment control with respect to our shares held by Sycamore. Also includes an aggregate of 5,000,000 shares of common stock that may be purchased from Ray Unruh and Unruh & Unruh Properties Ltd. pursuant to option agreements dated June 18, 2010. Does not include 1,000,000 shares of our common stock issuable upon the exercise of options granted under our 2009 Equity Incentive Plan, which vest on June 30, 2012.

[5]	Includes 551,030 shares owned by Ray L. Unruh Profit Sharing Plan (the “Unruh Plan”), of which Mr. Unruh is a trustee and has voting and investment control with respect to our shares held by the Unruh Plan, 2,632,539 shares owned by Unruh & Unruh Properties Ltd. and 2,249,722 owned by Cherokee Financial Corp. Mr. Unruh, as President of the General Partner of Unruh & Unruh Properties Ltd. and as sole shareholder of Cherokee Financial Corp. has voting and investment control with respect to our shares held by these entities. Includes the 5,000,000 shares owned by Ray Unruh and Unruh & Unruh Properties Ltd. that may be purchased by Randy Griffin pursuant to option agreements dated June 18, 2010. Includes 45,000 shares of our restricted common stock issued under our 2009 Equity Incentive Plan. Does not include 105,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan, 30,000 of which vest on each of September 30, 2012 and March 30, 2013 and 45,000 of which vest on September 30, 2013.

[6]	Includes 40,000 shares of our restricted common stock under our 2009 Equity Incentive Plan and an additional 200,000 shares of our restricted common stock under Ms. Dillard’s employment agreement, both issuable within 60 days. Does not include (i) 140,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan, 40,000 of which vest on each of September 30, 2012 and March 30, 2013 and 60,000 of which vest on September 30, 2013 and (ii) 700,000 shares of our restricted common stock issuable under Ms. Dillard’s employment agreement, 200,000 of which vest on each of October 1, 2012 and April 1, 2013 and 300,000 of which vest on October 1, 2013.

[7]	Includes 3,471,480 shares owned by Freeman Energy LLC and 1,350,020 shares owned by H S Investments LLC. Mr. Freeman, as the sole Member of each of these entities has sole voting and investment control with respect to our shares held by such entities. Includes 40,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan within 60 days. Does not include (i) 140,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan, 40,000 of which vest on each of September 30, 2012 and March 30, 2013 and 60,000 of which vest on September 30, 2013.

[8]	Includes 40,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan within 60 days. Does not include 140,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan, 40,000 of which vest on each of September 30, 2012 and March 30, 2013 and 60,000 of which vest on September 30, 2013.

[9]	Includes 250,000 shares of our common stock that may be issued upon exercise of non-incentive stock options granted under our 2009 Equity Incentive Plan. Includes 10,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan within 60 days. Does not include 35,000 shares of our restricted common stock issuable under our 2009 Equity Incentive Plan, 10,000 of which vest on each of September 30, 2012 and March 30, 2013 and 15,000 of which vest on September 30, 2013.

[10]	As Mr. Griffin has an option to purchase an aggregate of 5,000,000 shares of common stock from Ray Unruh and Unruh & Unruh Properties Ltd., such shares have been included as beneficially owned by each of Messrs. Griffin and Unruh, both of whom are our officers and directors. However, such 5,000,000 shares have only been included once in the beneficial ownership of all officers and directors as a group, since a purchase of the shares by Mr. Griffin would increase his share ownership while proportionally decreasing Mr. Unruh’s ownership.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our 2009 Equity Incentive Plan on August 20, 2009 and the plan was approved by the holders of a majority of our outstanding shares of common stock on August 21, 2009. The 2009 Equity Incentive Plan allows for awards of up to an aggregate of 5,000,000 shares of our common stock, subject to adjustment under certain circumstances. If an incentive award granted under the 2009 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2009 Equity Incentive Plan. As of April 12, 2011, we have outstanding option awards under the 2009 Equity Incentive Plan exercisable for an aggregate of 1,102,000 shares of our common stock, and our Board has granted awards of restricted stock with respect to an aggregate of 1,340,000 shares. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2011 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,228,000	$0.20	1,432,000
Equity compensation plans not approved by security holders (2)	—	n/a	—
Total	2,228,000	n/a	1,432,000

(1)	Represents our 2009 Equity Incentive Plan.

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

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

Acquisition of Tchefuncte Natural Resources, LLC

On July 22, 2011, we completed the acquisition of TNR for net cash of $5,371,525 and an aggregate of 21,200,000 shares of our common stock that we issued to the members of TNR valued at $0.14 per common share on the closing date, or $2,968,000 in the aggregate, for a total purchase price of $8,339,525. Each of David Freeman, our Executive Vice President – Oil and Gas Operations, Carolyn M. Greer, our Executive Vice President – Engineering, and W. Willard Powell, our Executive Vice President – Geology, owned approximately 33% of TNR prior to the acquisition and each received approximately 6,666,666 of the 20,000,000 shares (valued at $933,333) of our common stock issued to the members of TNR upon the closing of the acquisition. Additionally, MS. Greer and Mr. Powell each received an additional 600,000 shares (valued at $75,000) in lieu of the return to each of them of $75,000 each had advanced as a deposit on the purchase of the Samson properties.

Repayment of Debt

On June 14, 2011, we executed an agreement with Cherokee Financial Corp. (owned by our President) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable from us.  A total of 2,249,722 shares of our common stock, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815.

Also on June 14, 2011, we executed an agreement with Sycamore Resources, Inc. (owned by our Chief Executive Officer) to convert the note payable owed to Sycamore to shares of our common stock.  A total of 1,904,000 shares of our common stock, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000.

During the six months ended June 30, 2011, proceeds in the amount of $72,000 were received by us as an additional loan from our Chief Executive Officer.  In July 2011, we made payments totaling $93,000 as payment in full of all outstanding notes payable.

On July 26, 2011, we made payments of $75,000 each to David L. Freeman and Sycamore Resources, Inc. (owned by our CEO) in full payment of notes payable from TNR for earnest money previously provided by Freeman and Sycamore to TNR related to its acquisition of properties from Samson Contour Energy E & P, LLC.

Employment Agreements

On August 31, 2009, we entered into employment agreement with Randy M. Griffin, our Chief Executive Officer, pursuant to which Mr. Griffin was to receive annual compensation of $120,000 for the first year of employment, $150,000 for the second year and $180,000 for the third year and any years thereafter unless adjusted by the Board of Directors within its sole discretion. Mr. Griffin waived compensation under this agreement for the period January 1, 2010 through June 30, 2010. Compensation for the period September 1, 2009 through July 31, 2011 has accrued. Beginning January 1, 2011, Mr. Griffin began receiving the accrued compensation at a rate of $10,000 per month, which monthly payment amount will continue until the accrued balance has been fully paid. In the event that Mr. Griffin terminates the employment agreement for Good Reason (as defined therein) or we terminate the employment agreement without Cause (as defined therein), Mr. Griffin will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which he was a participant immediately prior to his last date of employment with us for a period of one year following the termination of employment. The term of the employment agreement is for a period of three years and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

On September 19, 2011, we entered into an employment agreement with Rachel L. Dillard, our Chief Financial Officer. The employment agreement, as amended, provides for (i) an annual base salary of $112,000 and (ii) a restricted stock grant of 1,000,000 shares of our common stock 100,000 shares of which, valued at $15,000, vested on the execution date of the agreement. The remaining shares vest as follows: 200,000 shares on each of April 1, 2012, October 1, 2012 and April 1, 2013 and the remaining 300,000 shares on October 1, 2013. If Ms. Dillard’s employment is terminated without Cause, or resigns for Good Reason (as defined in her agreement), she will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at our expense, under all benefits plans in which she was a participant immediately prior to her last date of employment with us for a period of one month following such cessation of employment. The term of the employment agreement is for a period of twelve months and automatically renews for one year periods thereafter unless terminated pursuant to the agreement.

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

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	2011	2010
Audit fees (1)	$125,310	$78,890
Audit-related fees (2)	99,737	12,359
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$225,047	$91,249

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

In 2011 our board of directors established an audit committee which is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Board. It is our audit committee’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees there for and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations. Prior to the establishment of the auditor committee, in fiscal 2011 and 2010, all such services were pre-approved by the Board in accordance with this policy.

Our audit committee selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2011. In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (1)

2.2	2.2	Articles of Merger (1)

3.1	3.1	Certificate of Incorporation of the Registrant (2)

3.2	3.1	Certificate of Amendment to Certificate of Incorporation of the Registrant (3)

3.3	3.3	Restated Bylaws of the Registrant (1)

4.1	10.7	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (1)

4.2	10.02	Form of Convertible Debenture issued June 16, 2011 to Whalehaven Capital Fund Ltd.(4)

10.1	10.1	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)

10.2	10.2	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)

10.3	10.6	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto (1)

10.4	*	Form of Omnibus Waiver and Modification Agreement dated May 11, 2011 relating to the Secured Convertible Promissory Note of Mesa Energy Holdings, Inc.

10.5	10.8	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto (1)

10.6	10.9	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC (1)

10.7	10.26	Collateral Agent Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating LLC, the investors party thereto and Collateral Agents, LLC (1)

10.8	10.17	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (1)

10.9	10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (1)

10.10	10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (1)

10.11	10.23	Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (1)

10.12	10.24	Employment Agreement dated August 31, 2009, between Mesa Energy Holdings, Inc. and Randy M. Griffin (1)

10.13	10.01	Exchange Agreement, dated as of June 16, 2011, by and between Mesa Energy Holdings, Inc. and Whalehaven Capital Fund Ltd. (4)

10.14	10.01	Membership Interest Purchase Agreement, dated as of June 1, 2011, by and among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Tchefuncte Natural Resources, LLC and its Members (5)

10.15	*	Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard

10.16	*	Amendment dated October 17, 2011 Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard

10.17	10.25	Mesa Energy Holdings, Inc. 2009 Equity Incentive Plan (1)

10.18	10.01	Loan Agreement, dated July 22, 2011, by and among Mesa Energy, Inc., Mesa Energy Holdings, Inc., TNR Natural Resources, LLC, Mesa Gulf Coast, LLC and The F&M Bank & Trust Company (6)

10.19	10.02	Security Agreement dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (6)

10.20	10.03	Mortgage, Collateral Assignment, Security Agreement and Financing Statement, dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (6)

10.21	10.04	Pledge and Security Agreement dated July 22, 2011 by Mesa Energy, Inc. for the benefit of F&M Bank & Trust Company (6)

10.22	10.05	Unlimited Guaranty dated July 22, 2011 by Mesa Energy Holdings, Inc. for the benefit of F&M Bank & Trust Company (6)

10.23	10.06	Unlimited Guaranty dated July 22, 2011 by Mesa Gulf Coast, LLC for the benefit of F&M Bank & Trust Company (6)

10.24	10.07	Unlimited Guaranty dated July 22, 2011 by Tchefuncte Natural Resources, LLC for the benefit of F&M Bank & Trust Company (6)

10.25	10.09	Amendment to Membership Interest Purchase Agreement, dated as of July 13, 2011, by and among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Tchefuncte Natural Resources, LLC, Carolyn M. Greer, Willie Willard Powell and David L. Freeman. (6)

10.26	10.01	Letter Agreement and Bill of Sale between the Registrant and Wentworth Operating Co., dated September 8, 2011 (7)

16.1	16.1	Letter regarding change in certifying accountant dated September 21, 2009 (8)

21	*	List of Subsidiaries

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	99.1	Audited financial statements of TNR for the period from inception (June 10, 2010) to December 31, 2010, including the related report of the independent registered public accounting firm, and the unaudited interim financial statements for the period from inception (June 10, 2010) to June 30, 2010 and the six months ended June 30, 2011 (9)

99.2	99.2	Audited statements of revenues and direct operating expenses of certain oil and gas properties of Samson Properties for the years ended December 31, 2010 and 2009 and the unaudited interim statements of revenues and direct operating expenses for the six month periods ended June 30, 2011 and 2010 (9)

99.3	99.3	Unaudited pro forma consolidated financial information and accompanying notes of Mesa Energy Holdings, Inc. as of and for the six months ended June 30, 2011 and for the year ended December 31, 2010, together with unaudited pro forma consolidated supplemental oil and gas information (9)

99.4	99.4	Letter from Collarini Engineering dated October 17, 2011 relating to its reserve estimates dated January 1, 2011 (9)

99.5	99.5	Letter from Collarini Engineering dated October 17, 2011 relating to its reserve estimates dated April 1, 2011 (9)

99.6	99.1	Reserve Report of Chadwick Energy Consulting, Inc. (10)

99.7	*	Letter from Collarini Engineering dated March 6, 2012 relating to its reserve estimates dated January 1, 2012

* Filed/furnished herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

(1)	Incorporated by reference the Exhibit numbered as indicated above to the Registrant’s Current Report on Form 8-K (File No. 333-149338), filed with the SEC on September 3, 2009.

(2)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Registration Statement on Form S-1 (File No. 333-149338), filed with the SEC on February 21, 2008.

(3)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on June 25, 2009.

(4)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on July 7, 2011.

(5)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on June 6, 2011.

(6)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on July 28, 2011.

(7)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on October 17, 2011.

(8)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A (File No. 333-149338), filed with the SEC on September 22, 2009.

(9)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on January 11, 2012.

(10)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 333-149338), filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Dated: April 13, 2012	By:	/s/ Randy M. Griffin
Randy M. Griffin, Chief Executive Officer

Dated: April 13, 2012	By:	/s/ Rachel L. Dillard
Rachel L. Dillard, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Randy M. Griffin	Chairman of the Board and Chief Executive	April 13, 2012
Randy M. Griffin	Officer (principal executive officer)

/s/ Ray L. Unruh	Director, President, Secretary
Ray L. Unruh		April 13, 2012

/s/ Carolyn M. Greer	Director
Carolyn M. Greer		April 13, 2012

/s/ James J. Cerna, Jr.	Director
James J. Cerna, Jr.		April 13, 2012

/s/ Kenneth T. Hern	Director
Kenneth T. Hern		April 13, 2012

/s/ Fred B. Zaziski	Director
Fred B. Zaziski		April 13, 2012

MESA ENERGY HOLDINGS, INC.

F - 1

Report of Independent Registered Public Accounting Firm

To the Shareholders

Mesa Energy Holdings, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Mesa Energy Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Mesa Energy Holdings, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 13, 2012

F - 2

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,182,392	$6,096
Accounts receivable – oil and gas	2,460,260	—
Accounts receivable – other	58,818	8,348
Derivative assets, commodity contracts - current	656,413	—
Deferred financing costs - current	51,507	135,552
Prepaid expenses	3,971	3,750
TOTAL CURRENT ASSETS	6,413,361	153,746

Oil and gas properties, successful efforts accounting:
Properties not subject to amortization less accumulated impairment of $0 and $247,500, respectively	—	—
Proved properties subject to amortization less accumulated depletion and impairment of $2,359,193 and $898,483, respectively	6,727,027	—
Support facilities and equipment less accumulated depreciation of $100,724 and $0, respectively	2,076,777	—
Land	48,345	38,345
Net oil and gas properties	8,852,149	38,345

Property and equipment less accumulated depreciation of $2,854 and $5,203, respectively	31,834	—
Deferred tax asset – noncurrent	3,088,740	—
Deferred financing cost – noncurrent, net of accumulated amortization of $287,943 and $147,072, respectively	28,431	—
Derivative assets, commodity contracts – noncurrent	282,537	—
Deposits on asset retirement obligations	640,000	40,000
Other assets	5,000	—

TOTAL ASSETS	$19,342,052	$232,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$1,518,603	$67,409
Revenue payable	796,221	—
Accrued expenses	259,808	778,240
Accrued expenses - related parties	54,840	131,832
Deferred tax liability - current	212,781	—
Notes payable - related parties	—	21,000
Notes payable - current	466,655	20,000
Convertible notes payable - current	—	1,480,000
TOTAL CURRENT LIABILITIES	3,308,908	2,498,481

Non-current liabilities:
Long term debt - related parties	—	451,400
Notes payable - noncurrent	5,162,018	—
Convertible notes payable, net of discount of $4,279 and $0, respectively	461,740	665,000
Derivative liability, convertible debt - noncurrent	113,083	—
Asset retirement obligations	3,450,252	80,217
TOTAL LIABILITIES	12,496,001	3,695,098

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, par value $0.0001, 300,000,000 shares authorized, 79,531,616 and 40,232,021 shares issued and outstanding, respectively	7,953	4,023
Additional paid-in capital (deficiency)	(633,745)	(6,786,915)
Retained earnings	7,471,843	3,319,885
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,846,051	(3,463,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,342,052	$232,091

See accompanying notes to consolidated financial statements.

F - 3

MESA ENERGY HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenues	$6,941,354	$61,647

Operating expense:
Lease operating expense	2,830,241	33,407
Exploration cost	129,478	13,492
Depletion, depreciation, amortization, accretion and impairment	1,429,100	1,136,305
General and administrative expense	1,855,282	2,017,244
Gain on sale of oil and gas properties	(22,396)	—
Total operating expense	6,221,705	3,200,448

Income (loss) from operations	719,649	(3,138,801)

Other income (expense):
Interest income	2,886	3,805
Interest expense	(549,512)	(1,077,269)
Realized gain on commodity contracts	137,358	—
Unrealized gain on change in derivatives - commodity contracts	938,950	—
Unrealized gain (loss) on change in derivatives – convertible debt	(113,083)	10,773,500
Gain on settlement of accounts payable with common stock	286,041	—
Loss on conversion of debt – related party	(62,306)	—
Loss on extinguishment of debt	(17,620)	—
Other income	25,803	—
Total other income	648,517	9,700,036

Income before income taxes	1,368,166	6,561,235
Income tax benefit	2,783,792	—
Net income	$4,151,958	$6,561,235

Net income per share:
Basic	$0.07	$0.16
Diluted	$0.06	$0.13

Weighted average number of common shares outstanding:
Basic	61,494,530	39,932,479
Diluted	67,905,495	49,190,627

See accompanying notes to consolidated financial statements.

F - 4

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Retained
		Par	Paid-In	Earnings
	Shares	Value	Capital	(Deficit)	Total

Balances at December 31, 2009	39,385,700	$3,939	$(5,457,156)	$(3,241,350)	$(8,694,567)

Share-based compensation	372,900	37	1,131,504	—	1,131,541

Conversion of convertible debt and accrued interest	473,421	47	185,557	—	185,604

Discount on convertible debt	—	—	665,000	—	665,000

Derivative liability on convertible debt	—	—	(3,311,820)	—	(3,311,820)

Net income	—	—	—	6,561,235	6,561,235

Balances at December 31, 2010	40,232,021	4,023	(6,786,915)	3,319,885	(3,463,007)

Shares issued for cash	320,000	32	39,968	—	40,000

Share-based compensation	816,967	83	324,242	—	324,325

Shares issued to settle accounts payable	1,250,000	125	177,195	—	177,320

Conversion of convertible debt and accrued interest	14,646,628	1,464	2,463,624	—	2,465,088

Common shares issued to induce debt conversion	1,036,000	103	111,871	—	111,974

Shares issued for acquisition of Tchefuncte Natural Resources, LLC	21,200,000	2,120	2,965,880	—	2,968,000

Shares issued in exchange for personal guarantees on debt	30,000	3	4,647	—	4,650

Debt discount	—	—	5,743	—	5,743

Related party forgiveness of debt	—	—	60,000	—	60,000

Net income	—	—	—	4,151,958	4,151,958

Balances at December 31, 2011	79,531,616	$7,953	$(633,745)	$7,471,843	$6,846,051

See accompanying notes to consolidated financial statements.

F - 5

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,151,958	$6,561,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, accretion and impairment expense	1,429,100	1,136,305
Deferred income taxes	(2,875,959)	—
Share-based compensation	324,325	1,131,541
Gain on sale of oil and gas assets	(22,396)	—
Amortization of debt discount charged to interest expense	1,464	665,000
Amortization of deferred financing cost	140,871	147,072
Induced debt conversion expense charged to interest expense	111,974	—
Shares issued for continuation of loan guarantees charged to interest expense	4,650	—
Unrealized gain on change in derivative values	(825,867)	(10,773,500)
Gain on settlement of accounts payable with common stock	(286,041)	—
Loss on conversion of debt – related party	62,306	—
Loss on extinguishment of debt	17,620	—
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(450,172)	17,546
Accounts receivable – other	(50,470)	—
Prepaid and other current assets	11,669	—
Accounts payable and accrued expenses	904,849	670,483
Revenue payable	663,747	—
Accrued expenses – related party	50,823	27,373
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,364,451	(416,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	—	20,000
Cash received for sale of oil and gas property	17,960	—
Cash paid for acquisition of Tchefuncte Natural Resources, LLC, net of cash acquired	(4,809,368)	—
Cash paid for development of oil and gas properties	(569,689)	(435,462)
Cash paid for support facilities and equipment	(246,214)	—
Cash paid for furniture and fixtures	(6,319)	—
CASH USED IN INVESTING ACTIVITIES	(5,613,630)	(415,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	40,000	—
Proceeds from borrowings on debt, net of financing costs	5,713,086	20,000
Proceeds from borrowings on convertible debt, net of financing costs	—	573,362
Proceeds from borrowings on debt – related party	72,000	21,000
Principal payments on long-term notes payable	(306,611)	—
Principal payments on debt – related party	(93,000)	(43,000)
CASH PROVIDED BY FINANCING ACTIVITIES	5,425,475	571,362

NET CHANGE IN CASH	3,176,296	(261,045)
CASH AT BEGINNING OF YEAR	6,096	267,141
CASH AT END OF YEAR	$3,182,392	$6,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$210,495	$578
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINACING TRANSACTIONS
Accrued oil and gas development cost	$36,364	$(30,000)
Common stock issued for purchase of Tchefuncte Natural Resources, LLC	$2,968,000	$—
Derivative liability	$—	$3,311,820
Common stock issued for the conversion of notes payable and accrued interest	$2,465,088	$185,604
Promissory note and accrued interest exchanged for convertible note	$41,019	$—
Debt discount on convertible note	$5,743	$—
Common stock issued to settle accounts payable	$177,320	$—
Forgiveness of accrued salary by CEO recorded as contributed capital	$60,000	$—

See accompanying notes to consolidated financial statements.

F - 6

MESA ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “Company”). MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry. MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries. MEI is a qualified operator in the State of New York and operates the Java Field. Mesa Gulf Coast, LLC, a wholly owned subsidiary, operates all properties in Louisiana. Mesa Energy Operating, LLC is a qualified operator in the states of Texas, Oklahoma, and Wyoming.

On July 22, 2011, MEI acquired Tchefuncte Natural Resources, LLC (“TNR”). TNR owns interests in 80 wells and related surface production equipment in five fields located in Plaquemines and Lafourche Parishes in Louisiana. The operator of all operated properties in Louisiana is Mesa Gulf Coast, LLC. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and land men as required in connection with future drilling and production operations.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Exploration Stage Company

The Company was previously in the exploration state in accordance with SEC guidance and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No 915 – Development Stage Entities. During the year ended December 31, 2011, the Company exited the exploration stage upon the acquisition of TNR.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year and the reported amount of proved natural gas and oil reserves. Management bases its estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which for the basis for making judgments that are not readily apparent from other sources.   Actual results could differ from these estimates and changes in these estimates are recorded when known.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are highly liquid investments with an original maturity of three months or less.

F - 7

Accounts Receivable

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.

Deferred Financing Costs

The costs of issuing debt are capitalized. These costs are amortized over the expected life of the related instrument. When a security is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

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

Support Facilities and Equipment

Our support facilities and equipment are generally located in proximity to certain of our principal fields. Depreciation of these support facilities is provided on the straight-line method based on estimated useful lives of 7 to 20 years.

Maintenance and repair costs that do not extend the useful lives of property and equipment are charged to expense as incurred.

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

F - 8

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

F - 9

	December 31,
	2011	2010
Numerator:
Net income available to stockholders	$4,151,958	$6,561,235
Basic net income allocable to participating securities(1)	(37,306)	—
Basic net income available to stockholders	4,114,652	6,561,235
Impact of assumed conversions-interest expense, net of income taxes	56,223	155,077
Income available to stockholders assuming conversion of convertible debentures	$4,170,875	$6,716,312

Denominator:
Weighted average number of common shares-Basic	61,494,530	39,932,479
Effect of dilutive securities(2):
Warrants	—	678,148
Convertible promissory notes	6,410,965	8,580,000
Weighted average number of common shares-Diluted	67,905,495	49,190,627

Net income per share:
Basic	$0.07	$0.16
Diluted	$0.06	$0.13

(1)	Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.
(2)	For the year ended December 31, 2011, “out of the money” stock options representing 2,228,000 shares were antidilutive and, therefore, excluded from the diluted share calculation. No warrants or shares associated with the Company’s convertible promissory notes were excluded from the diluted share calculations from the diluted share calculation for the year ended December 31, 2010.

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

F - 10

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model (See Note 7).

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

	Carrying Value at
	December 31, 2011	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3

Derivative liability – convertible debt	$113,083	$—	$—	$113,083
Derivative assets – commodity contracts	938,950	—	938,950	—

Carrying Value at
	December 31, 2010	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3

Derivative liability	$—	$—	$—	$—

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

We do not apply hedge accounting, as our hedging program is designed only to comply with covenants underlying our credit facility with F&M Bank and not as a formal risk management program, and we do not monitor the effectiveness of the hedge. Realized gains and losses (i.e., cash settlements) are reported in the Statement of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statement of Operations.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 2 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC.

On July 22, 2011, the Company acquired 100% of the membership interests in Tchefuncte Natural Resources, LLC, and TNR became a wholly-owned subsidiary of the Company. Assets acquired comprise five oil and gas fields in Plaquemines and Lafourche Parishes in Louisiana. In exchange for their members’ interests, the selling members of TNR received an aggregate of 21.2 million shares of the Company’s common stock valued at $2,968,000 based on the closing price of Mesa’s stock on July 22, 2011, as follows:

a) in exchange for all of the issued and outstanding members’ interests of TNR (20 million shares),

b) for the retirement of notes payable in the amount of $150,000 (1.2 million shares).

F - 11

The selling members retained an overriding royalty interest on each lease owned by TNR equal to the difference between a 75% net revenue interest (“NRI”) (on an 8/8ths basis) and the current NRI, not to exceed 3%.

Immediately prior to the acquisition of TNR, on July 22, 2011, TNR completed the acquisition of properties in four fields in south Louisiana (the “Samson Properties”) from Samson Contour Energy E&P, LLC (“Samson”) for a total purchase price, net of post-closing adjustments, of $4,936,231. TNR used net cash of $5,371,525 from MEI’s Loan Agreement with F&M Bank & Trust Company and $300,000 provided by the selling members of TNR and Mesa’s CEO to fund the initial purchase price for the Samson Properties of $5,071,525 and to fund $600,000, representing a portion of the obligations for the Site Specific Trust Accounts (“SSTAs”), for asset retirement liability on wells owned and operated by Samson. TNR received a post-closing payment from Samson of $735,294 for adjustments to the purchase price resulting in a net purchase price of $4,936,231.

In addition, on July 26, 2011, the selling members agreed to continue to provide personal guarantees on the notes for the boat and camp (see Note 9 –Debt) in exchange for an additional 30,000 shares of Mesa’s stock valued at $4,650 based on the closing price of Mesa’s stock on July 26, 2011.

The acquisition price of TNR, including the Samson Properties acquired by TNR, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Cash	$562,157
Receivables	2,010,088
Other current assets	16,890
Total current assets	2,589,135

Oil and gas properties	9,275,472
Properties and equipment	28,368
Deposit on asset retirement obligations	600,000
Total assets acquired	12,492,975

Liabilities assumed:
Accounts payable and accrued liabilities	751,969
Notes payable	139,321
Asset retirement obligations	3,262,160
Total liabilities assumed	4,153,450

Net assets acquired	$8,339,525

Consideration paid:
Common stock issued valued at $0.14 per share	2,968,000
Note payable - F&M Bank	5,371,525
Total consideration paid	$8,339,525

The following unaudited pro forma information assumes the acquisition of TNR occurred as of January 1, 2011 and 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Year Ended December 31,
	2011	2010

Revenues	$12,794,679	$6,525,856
Net income	$7,277,898	$9,981,610

Net income per share – basic	$0.10	$0.16
Net income per share – diluted	$0.09	$0.19

Weighted average shares outstanding – basic	73,227,133	61,132,479
Weighted average shares outstanding – diluted	79,638,098	51,310,627

F - 12

NOTE 3 – COMMODITY DERIVATIVE INSTRUMENTS

On August 9, 2011, the Company entered into a derivative instrument risk management agreement in the form of costless collars (“Collars”). The Collar program covers natural gas commodities for a portion of oil and natural gas production for a two-year period that commenced August 2011. Collars are option positions established by selling calls and purchasing puts. The calls establish a maximum price (ceiling), and the puts establish a minimum price (floor) that will be received for volumes under contract. The Collars are indexed to New York Mercantile Exchange prices.

On August 9, 2011, the Company also entered into a derivative instrument risk management agreement in the form of a fixed oil price swap agreement (“Swaps”). The fixed-price Swaps establish a set price the Company will receive for volumes under contract. This agreement covers oil to be produced for a two-year period and commenced in August of 2011.

On September 12, 2011, the Company entered into a derivative instrument risk management agreement in the form of basis swaps in order to hedge locational basis risk (“Basis Swaps”). This agreement hedges the risk associated with the price differential between the delivery point of the oil volumes hedged and the actual delivery point at which the Company’s oil is priced. This program covers oil to be produced for a one-year period that commenced October 2011. The basis swaps are indexed to prices from the New York Mercantile Exchange and Light Louisiana Sweet First Contract Month.

The details as of December 31, 2011, are summarized below:

Costless Collars

			Weighted
			Average
Production Period	Type of Instrument	Total Volumes	Floor/Ceiling	Fair Value
Jan 2012-Jul 2013	Costless Gas Collar	217,500 MMBtu	$4.00 / $5.75	$155,411

Fixed Price Swaps

			Average
Production Period	Type of Instrument	Total Volumes	Fixed Price	Fair Value
Jan 2012-Dec 2012	Oil Fixed Price Swap	42,000 Bbls	$114.50	$420,578
Jan 2013-Jul 2013	Oil Fixed Price Swap	18,900 Bbls	$114.90	$249,553

Basis Swaps

Production Period	Type of Instrument	Total Volumes	Basis Price	Fair Value
Jan 2012-Sep 2012	Oil Basis Swap	9,000 Bbls	$20.00	$113,408

The Company has elected not to apply hedge accounting to these derivatives. At December 31, 2011, the Company recognized a short-term derivative asset of $656,413 and a long-term derivative asset of $282,537, with the change in fair value of $938,950 reflected in unrealized gain on derivative instruments. Realized gains of $137,358 from settlements of these derivatives have been reported in other income as realized gain on commodity contracts.

In addition to the Collars, Swaps, and Basis Swaps, we have derivatives associated with the value of the conversion features related to convertible debt which is discussed more fully in Note 7 - Convertible Promissory Notes.

F - 13

NOTE 4 - OIL AND GAS PROPERTIES

The Company’s proved oil and gas properties at December 31, 2011 and 2010 are located in the United States.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at December 31, 2011 and 2010 were:

	December 31,
Property	2011	2010

Lake Hermitage Field	$2,494,003	$—
Valentine Field	1,668,172	—
La Rose Field	1,528,908	—
Bay Batiste Field	1,035,944	—
Manila Village Field	—	—
Java Field	—	—
Coal Creek Prospect	—	—
Total	$6,727,027	$—

Net proved oil and gas properties at December 31, 2011 were:

		Exploration			Depletion,
		and			Amortization
Year	Acquisition	Development	Dry Hole	Disposition	and
Incurred	Costs	Costs	Costs	of Assets	Impairment	Total

2009 and prior	$754,878	$2,542,092	$(466,066)	$(2,090,383)	$(34,764)	$705,757
2010	—	405,462	—	—	(1,111,219)	(705,757)
2011	7,334,184	606,053	—	—	(1,213,210)	6,727,027
Total	$8,089,062	$3,553,607	$(466,066)	$(2,090,383)	$(2,359,193)	$6,727,027

The Company holds oil and gas lease interests in Louisiana and New York.   The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify the properties as “properties subject to amortization” or impair them.

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns 100% working interests in nineteen wells in the Lake Hermitage Field, of which seven are producing. Eleven wells are currently shut-in pending evaluation for workover and/or future recompletion. The remaining well is being evaluated for conversion to a salt water disposal well. There are three processing facilities and tank batteries in the field. During the year ending December 31, 2011, the Company spent $606,053 on development of the Lake Hermitage field.

Valentine Field – Lafourche Parish, Louisiana

The Company owns an average 90% working interest, some of which is non-operated, in forty-four wells in the Valentine Field, of which fourteen are currently producing, four are salt water disposal, and twenty-six are shut-in pending evaluation for future workover or recompletion.

Larose Field – Lafourche Parish, Louisiana

Various working interests, some of which are non-operated, are owned by the Company in eight wells in the Larose Field. Five wells are currently shut-in pending evaluation for future workover or recompletion.

F - 14

Bay Batiste Field, Plaquemines Parish, Louisiana

The Company owns an average 61% working interest in seven wells in the Bay Batiste Field, although only one well is currently producing. The other six wells are currently shut-in pending evaluation for future workover or recompletion.

SE Manila Village Field – Plaquemines Parish, Louisiana

The Company owns a non-operated working interest in two wells which are shut-in at this time.

Java Field Natural Gas Development Project – Wyoming County, New York

On August 31, 2009, we acquired the Java Field, a natural gas development project targeting the Marcellus Shale present in the Appalachian basin in Wyoming County in western New York. The acquisition included 19 producing natural gas wells and their associated leases/units, two surface tracts of land totaling approximately 36 acres and two pipeline systems, including a 12.4 mile pipeline and gathering system that serves the existing field as well as a separate 2.5 mile system located northeast of the field. Our average net revenue interest (NRI) in the leases is approximately 78%. Production from the wells is nominal but serves to hold the acreage for future development. In late 2009, we evaluated a number of the existing wells in order to determine the viability of the re-entry of existing wellbores for plug-back and recompletion of the wells in the Marcellus Shale. As a result of this evaluation, we selected the Reisdorf Unit #1 and the Ludwig #1 as our initial targets and these two wells were recompleted in the Marcellus Shale and fracked in May and June of 2010. The initial round of testing and analysis provided data that supports further development of the Marcellus in western New York.

As of December 31, 2010, the State of New York had placed a moratorium on high volume frac stimulation in order to develop new permitting rules. The new permitting rules have not been completed and there can be no assurance when such permitting rules will be issued or what restrictions such permits might impose on producers. Accordingly, we are unable to continue with our development plans in New York for the time being. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic. Accordingly, management made a determination to fully impair the properties as of December 31, 2010 and recorded impairment expense of $814,209.

During the year ended December 31, 2011, a report released by the New York Department of Environmental Conservation proposes to remove the moratorium in all areas of the state other than in the New York City and Syracuse watersheds and to implement new permitting rules for drilling and fracking horizontal wells. Although these measures have yet to be formally adopted, we believe that this report constitutes significant progress, and the final adoption could ultimately allow us to proceed with the next phase of development of the property and the expansion of our acreage position in western New York.

Coal Creek Prospect, Sequoyah County, Oklahoma

Our board of directors approved an agreement entered into on September 8, 2011 with Wentworth Operating Company pursuant to which we sold and assigned to Wentworth all of our leasehold and working interests in Gipson #1 and Cook #1 wells for total consideration of $17,960 and recognized a gain of $22,396, which includes retirement of associated asset retirement obligations on the sale since the property was fully impaired as of December 31, 2010.

F - 15

Support Facilities and Equipment

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

		December 31,
	Years	2011	2010

Tank batteries	7	$646,214	$—
Production equipment	7	950,000	—
Valentine field office	20	150,000	—
Lake Hermitage field office	20	117,089	—
Crew boat	7	57,835	—
Asset retirement cost	7	256,363	—
		2,177,501	—
Accumulated depreciation		(100,724)	—
Total support facilities and equipment, net		$2,076,777	$—

Depreciation is calculated on a straight-line basis.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment comprises non oil and gas assets. Major classes of depreciable property and equipment, together with their estimated useful lives, are:

		December 31,
	Years	2011	2010

Office equipment and purchased software	3	$16,388	$—
Furniture and fixtures	10	18,300	5,203
		34,688	5,203
Accumulated depreciation		(2,854)	(5,203)
Total property and equipment, net		$31,834	$—

Depreciation is calculated on a straight-line basis.

NOTE 6 – DEBT - RELATED PARTIES

At December 31, 2010, long term debt to related parties consisted of unsecured notes payable to related parties for cash loaned to the Company. These note balances totaled $451,400 at December 31, 2010 and were to entities owned by officers of the Company. They bore interest at a rate of 6% per annum. The notes were originally set to mature on March 31, 2007 but were later amended to mature on May 31, 2012. During the year ended December 31, 2010, proceeds in the amount of $21,000 were received by the Company as an additional loan from the Company’s Chief Executive Officer with a maturity date of August 30, 2011 and interest rate of 6%. In addition, a similar loan balance from December 31, 2009 of $43,000 was repaid during the year ended December 31, 2010 to the Company’s Chief Executive Officer.

On June 13, 2011, 320,000 shares of common stock were sold to related parties at the market price of $0.125 for proceeds of $40,000.

F - 16

On June 14, 2011, the Company executed an agreement with Cherokee Financial Corp. (owned by the Company’s President) wherein Cherokee agreed to accept payment in common stock for the outstanding balance of principal and accrued interest on its long-term note receivable from the Company. A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815, resulting in a loss on conversion of debt of $33,746. Also on June 14, 2011, the Company executed an agreement with Sycamore Resources, Inc. (owned by our CEO) to convert the note payable owed to Sycamore to common stock.  A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000 owed to Sycamore Resources, Inc., resulting in a loss on conversion of debt of $28,560.

From January 2011 through June 2011, the Company received loan proceeds of $72,000 from its CEO. In July 2011, the Company made payments totaling $93,000 to its CEO as payment in full of the principal balance of all outstanding notes payable to him. Accrued interest of $3,155 was paid to the Company’s CEO on November 18, 2011. After a payment of $20,000 for accrued interest on December 30, 2011, $54,840 of accrued interest remains outstanding on a note payable to Sycamore Resources, Inc., an entity controlled by the CEO.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

In 2009 and 2010, the Company commenced a series of private placements (the “PPO”) of 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”), at a purchase price of 100% of face value, which, at the option of the respective holders, were convertible into shares of common stock at a conversion price of $0.25 per share, subject to adjustment in certain circumstances as provided therein.  Several closings of the PPO were held in which the Company sold an aggregate of $1,945,000 ($1,280,000 in 2009 and $665,000 in 2010) of Convertible Notes (not including the Convertible Note in the principal amount of $250,000 that was issued in exchange for an existing note) raising net proceeds of $1,624,180 ($1,050,818 in 2009 and $573,362 in 2010) after $320,820 ($229,182 in 2009 and $91,638 in 2010) of offering costs.  Each of the Convertible Notes issued are due 24 months from issuance (or earlier upon certain events of default) and bear interest at 10% per annum, payable semi-annually on December 31 and June 30 in each year. Interest will be paid in shares of the common stock valued for this purpose at 90% of the volume weighted average price of the common stock for the ten trading days preceding but not including the relevant interest payment date.  The Company shall have the right to redeem from time to time, upon prior notice, all or any portion of the outstanding principal amount of the Convertible Notes, without penalty, for 100% of the principal being redeemed plus accrued and unpaid interest.

The Convertible Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.  By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.   All convertible notes above are secured by the assets of the Company.

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

On May 11, 2011, pursuant to Omnibus Waiver and Modification Agreements provided to the Company by the three remaining holders of convertible notes, the convertible debt holders agreed to extend the maturity date of their outstanding note balance to July 31, 2013, amend the conversion price of $0.25 to $0.125 per share and to subordinate to the interests of F & M Bank in the assets of the Company. The Company determined that this event constituted an extinguishment and reissuance of debt. Deferred financing costs of $17,620 related to the Convertible Notes were charged to loss on extinguishment of debt. It was also determined that the reduction of the conversion price created an embedded derivative, originally valued at zero at May 11, 2011, and valued at December 31, 2011 at $113,083.

The Company measured the fair value of these instruments at December 31, 2011 and 2010 and determined the conversion feature had a value to the note holders of $113,083 and $0, respectively.  For the years ended December 31, 2011 and 2010, the Company recorded an unrealized loss of $113,083 and an unrealized gain of $10,773,500, respectively, to the consolidated statement of operations for the change in derivative value related to the conversion features. The Company determined the fair values of these securities using a binomial valuation model that utilizes the Cox-Ross-Rubenstein method of formulating the Black-Scholes equation for determining the theoretical value of convertible notes that contain options of the underlying common stock of the Company.

Activity for derivative instruments during year ended December 31, 2011 was as follows:

	January 1, 2011 Derivative Liability	2011 Activity	Change in Fair Value	December 31, 2011 Derivative Liability

Derivative conversion feature	$—	$—	$113,083	$113,083

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the date of initial valuation of May 11, 2011, and as of December 31, 2011:

Date	Probability of instrument issuance at a price lower than the conversion price	Probable prices at which instruments will be issued

May 2011	10%	$0.11- $0.08
December 2011	10%	$0.12- $0.08
Thereafter	10%	$0.12- $0.08

	May 11, 2011	December 31, 2011
Common stock issuable upon conversion	3,400,000	3,400,000
Market price of common stock on measurement date	$0.11	$0.14
Conversion price	$0.13	$0.12
Conversion period in years	2.22	1.58
Expected volatility	160.42%	163.11%
Expected dividend yield	—%	—%
Risk free interest rate	0.76%	0.74%

Activity for derivative instruments during the year ended December 31, 2010 was as follows:

	January 1, 2010 Derivative Liability	2010 Activity	Change in Fair Value	December 31, 2010 Derivative Liability

Derivative conversion feature	$7,461,680	$3,311,820	$(10,773,500)	$—

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the dates of valuation:

Date	Probability of instrument issuance at a price lower than the conversion price	Probable prices at which instruments will be issued

December 2010	50%	$0.24 - $0.15
Thereafter	50%	$0.24 - $0.15

December 31, 2010

Common stock issuable upon conversion	8,780,000
Market price of common stock on measurement date, per posted closing price	$0.08
Conversion price	$0.25
Conversion period in years	2.00
Expected volatility	149.8%
Expected dividend yield	0%
Risk free interest rate	3%

On January 3, 2011, an aggregate of 1,459,267 shares of common stock was issued to convert $108,165 of accrued interest on the Convertible Notes.

During the first quarter of 2011, a total of $1,295,000 in Convertible Notes was converted to 5,180,000 common shares at $0.25 per share plus a 20% premium in shares, or 1,036,000 common shares, per agreement with note holders.  Interest expense of $111,974 was recorded for the 1,036,000 of premium shares issued to note holders to induce conversion.  In addition, 120,063 shares were issued in payment of $13,328 in interest accrued from January 1, 2011 to the date of conversion.  No gain or loss on derivative liabilities was recorded as a result of this conversion as the conversion features had no value on the dates of conversion.

On June 30, 2011, an aggregate of 333,576 shares of common stock was issued to convert $42,163 of accrued interest on the Convertible Notes.

In addition, on June 16, 2011, convertible notes in the amount of $41,019 were issued in exchange for an existing $40,000 short term note, plus accrued interest of $1,019. At December 31, 2011, the outstanding convertible note balance was $36,740, net of unamortized debt discount of $4,279.

Between September 15 and November 28, 2011, a total of $425,000 in Convertible Notes was converted to 3,400,000 common shares at $0.125 per share. The convertible notes are convertible at any time at a conversion price of $0.125 per share. The outstanding convertible note balance at December 31, 2011, is $425,000.

On January 7, 2010, a holder converted an aggregate of $50,000 principal amount of Convertible Notes, together with $2,731 of interest accrued thereon into an aggregate of 203,068 shares of Common Stock. On February 19, 2010, the Company issued an aggregate of 36,135 shares of Common Stock to convert the $32,160 of interest accrued on the Convertible Notes.

On June 30, 2010, the Company issued an aggregate of 234,218 shares of Common Stock to convert $100,713 of accrued interest through June 30, 2010 on the outstanding Convertible Notes.

In addition to the derivative liabilities associated with the Convertible Notes, we have derivative assets associated with Costless Collars, Fixed Price Swaps, and Basis Swaps, as more fully described in Note 3 – Commodity Derivative Instruments.

NOTE 8 – DEBT

Credit Facility

On July 22, 2011, MEI entered into a $25 million senior secured revolving line of credit (“Credit Facility") with F&M Bank and Trust Company (“F&M Bank”) that matures on July 22, 2013. The interest rate is the F&M Bank Base Rate plus 1% subject to a floor of 5.75%, payable monthly. At December 31, 2011, the interest rate was accruing at 5.75%. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility.

The Credit Facility provided financing for the acquisition of TNR, working capital for field enhancements, and general corporate purposes. The Credit Facility is subject to an initial borrowing base of $10,500,000 which was fully utilized by the Company with the completion of the acquisition of TNR. The Company obtained letters of credit in the amount of $4,704,037 that were provided to the State of Louisiana to secure asset retirement obligations associated with the properties. $5,693,106 was funded to MEI to complete the transaction, provide working capital for field enhancements and for general corporate purposes. In addition, MEI paid a $102,857 loan origination fee which will be amortized over the life of the loan. The borrowing base is subject to two scheduled redeterminations each year. Loans made under this credit facility are secured by TNR’s proved producing reserves (“PDP”) as well as guarantees provided by the Company, MEI, and the Company’s other wholly-owned subsidiaries. Monthly Commitment Reductions are initially set at $150,000 beginning November 22, 2011 and continuing until the first redetermination on or about April 1, 2012. Future principal reduction requirements, if any, will be determined concurrently with each semi-annual reserve redetermination. Reporting requirements, loan covenants and events of default are as customary for this type of Credit Facility. The Company was in compliance with all of the debt covenants as of December 31, 2011. In April 2012, F&M Bank & Trust Company (“F&M”) performed the first scheduled redetermination of the Company’s credit facility and increased our borrowing base from $10,500,000 to $13,500,000. The redetermination also lifted the Company’s obligation to make the $150,000 monthly payments required prior to the redetermination

The Credit Facility required that 50% of the projected production from the acquired properties be hedged for 24 months at $100 per barrel or above. The Company entered into Swaps on oil and Costless Collars on natural gas on July 25, 2011 and, on September 12, 2011, the Company entered into Basis Swaps. See Note 3 – Commodity Derivative Instruments.

Boat and Camp Loans

On April 21, 2011, TNR issued a note pursuant to a Business Loan Agreement with Resource Bank for the purchase of a boat to transport work crews (“Boat Loan”). On May 18, 2011, TNR issued a note pursuant to a Multiple Indebtedness Mortgage Agreement with Resource Bank for land and building (“Land & Building Loan”) to use as a field operations facility. These notes are personally guaranteed by the former members of TNR. On July 22, 2011, the Company assumed the Boat Loan and Land & Building Loan in conjunction with the Company’s acquisition of TNR.

Terms of the Boat Loan and Land & Building Loan are as follows:

Loan	Maturity	Rate	Balance at December 31, 2011
Boat	April 21, 2014	6.50%	$34,155
Land & Building	May 18, 2014	6.25%	98,553

The payments on the Boat Loan are $1,320 per month and are allocated between principal and interest. The payments on the Land & Building Loan are $736 per month, allocated between principal and interest, with a balloon payment of $92,523 due on the final payment date of May 18, 2014.

Debt Maturities

Scheduled maturities for all long-term debt, including convertible and related party debt, are as follows at December 31, 2011:

Maturity
Year ending December 31,	Amounts

2012	$466,655
2013	5,529,785
2014	98,252
2015 and thereafter	—
Total	$6,094,692

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations from January 1, 2010 through December 31, 2011.

	For the Year Ended December 31,
	2011	2010

Beginning asset retirement obligation	$80,217	$55,280
Obligation assumed from acquisition of TNR (1)	3,262,160	—
Accretion expense	112,311	24,937
Sale of properties	(4,436)	—
Ending asset retirement obligation	$3,450,252	$80,217

(1)	ARO of Lake Hermitage and Samson properties acquired from TNR.

As a result of the TNR acquisition on July 22, 2011, the Company assumed approximately $4,781,877 of undiscounted ($3,262,160 discounted) asset retirement obligations associated with the properties acquired. The Company became subject to additional asset retirement obligations and was required to provide letters of credit in the aggregate amount of $4,704,037 from its credit facility with F&M Bank supporting these obligations in addition to a $600,000 deposit placed with the State of Louisiana Department of Natural Resources, Office of Conservation.

NOTE 10 – INCOME TAXES

The components of income tax expense (benefit) for 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010

Current state income tax expense	$78,413	$—
Current federal income tax expense	13,748	—
Total current income tax expense	92,161	—

Deferred state income tax benefit	(451,291)	—
Deferred federal income tax benefit	(2,424,662)	—
Total deferred income tax benefit	(2,875,953)	—

Total income tax benefit	$(2,783,792)	$—

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

F-23

	2011	2010
Expected tax expense at U.S. statutory rate	$465,176	$2,320,820
Increase/(decrease) in valuation allowance	(3,351,157)	(2,321,330)
Nondeductible expenses and nontaxable income	168	510
State income taxes (net of federal benefit)	128,553	—
Other	(26,532)	—
Total income tax expense (benefit)	$(2,783,792)	$—

The components and allocation of current and noncurrent deferred income taxes/valuation allowance are:

	December 31,
Current Deferred Tax Assets/(Liabilities)	2011	2010
Imputed interest	$6,321	$6,321
Derivatives	(219,102)	—
Valuation allowance	—	(6,321)
Net current deferred tax assets/(liabilities)	$(212,781)	$—

	December 31,
Noncurrent Deferred Tax Assets/(Liabilities)	2011	2010
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$574,760	$404,687
Net operating losses	2,161,829	2,137,339
Capital loss carryover	—	437,142
Share based compensation	432,710	365,668
Derivatives	(94,307)	—
Tax credits	13,748	—
Valuation allowance	—	(3,344,836)
Total non-current deferred tax asset	$3,088,740	$—

Net deferred tax asset/(liability)	$2,875,959	$—

The Company fully reserved its US net deferred tax assets in 2010 due to the uncertainty of future taxable income. The Company has US net operating loss carry forwards of approximately $5.7 million which begin to expire in 2026. The Company also has tax credit carry forwards of approximately $14,000 in alternative minimum tax credits which do not expire.

Utilization of the NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The Company does not expect any of its NOL carryforwards to expire unutilized as a result of existing ownership changes. If we incur an additional limitation, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

In 2011, the Company achieved positive earnings, primarily due to the Company’s successful acquisition of Tchefuncte Natural Resources, LLC. Based on the weight of available objective evidence, management believes that it is more likely than not that its deferred tax asset will be realized. Accordingly, the company eliminated its valuation allowance in 2011. The benefit from the reduction was recorded as a tax benefit in accordance with accounting standards for income taxes.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2011 and 2010. There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2011 and 2010. The tax years subject to examination by tax jurisdictions in the United States are 2008 through 2011.

As of December 31, 2011 and 2010, the Company recorded deferred tax assets, net of deferred tax liabilities, of $2,875,959 and $0, respectively, net of valuation allowance.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases its Covington, Louisiana office and office equipment leased for that office. These leases were assumed upon acquisition of TNR in July 2011. The Louisiana office has a monthly rental payment of $3,851 and expires in March 2013. The Company also holds four trucks under its remaining leases. During 2011, the Company’s rental expense was $202,471 for all rented items, regardless of lease term. Total 2011 rental expense also includes $27,510 for its corporate offices in Dallas, TX, which was paid pursuant to a month-to-month lease. In February 2012, the Company entered into a three-year lease agreement with its present landlord with monthly payments of $4,345.

Information regarding all the Company’s contractual lease obligations, at December 31, 2011, is set forth in the following table.

Operating
Leases

2012	$103,526
2013	90,266
2014	63,625
2015 and thereafter	26,070
Total	$283,487

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

NOTE 12 – STOCKHOLDERS’ EQUITY

The following table shows the Company’s common share activity for the year ended December 31, 2011:

Common
Shares
Issued

Shares issued for cash to related parties (See note 6)	320,000
Shares issued as compensation	816,967
Shares issued to vendors to settle accounts payable	1,250,000
Shares issued to convert related party debt and accrued interest (See note 6)	4,153,722
Shares issued to convert debt and accrued interest (See note 7)	10,492,906
Shares issued to induce debt conversion (See note 7)	1,036,000
Shares issued for acquisition of TNR (See note 2)	21,200,000
Shares issued to TNR sellers to continue guarantee on debt (See note 2)	30,000

Total shares issued during the year ending December 31, 2011	39,299,595

During 2011, the Company issued 1,200,000 shares of common stock, with a fair value of $171,000, to Gottbetter and Partners, LLP as payment in full for the outstanding balance owed for legal services in the amount of $455,861. Additionally the Company issued 50,000 shares of common stock, with a fair value of $6,320, to a vendor as payment in full for the outstanding balance owed for accounting services in the amount of $7,500. The Company recorded a total gain on these transactions of $286,041 for the amount of the payable balances in excess of the fair market value of the shares issued.

Additionally, the Company entered into a consulting agreement with SNK Consulting Services, LLC to provide investor relations and public relations services for the Company.   Services will be provided for 12 months, until July 31, 2012, at a rate of $1,500 per month; in addition, the Company agreed to issue 100,000 shares of common stock, with a fair value of $15,500 recorded as share-based compensation, to SNK concurrently with the execution of the agreement.

On September 15, 2011, pursuant to a consulting contract, 200,000 shares of common stock, with a fair value of $24,000 recorded as share-based compensation, were issued to another vendor for accounting services provided.

On September 2, 2011, we entered into an agreement with Mundial Financial Group, LLC (“Mundial”) for the provision of financial advisory services to us. As compensation to Mundial for these services, we issued to Mundial 200,000 restricted shares of our common stock, with a fair value of $24,000 recorded as share-based compensation, as payment in full for these services.

In conjunction with the one million shares awarded to Rachel L. Dillard pursuant to her Employment Services Agreement with the Company, 100,000 shares vested on September 19, 2011, and were issued at a fair value of $15,000 and recorded as share-based compensation. The 900,000 of unvested restricted shares will vest in tranches of 20%, 20%, 20%, and 30% beginning on April 1, 2012, and ending on October 1, 2013.

Carolyn M. Greer was awarded her holiday bonus with 81,967 shares of stock with a fair market value of $10,000 recorded as share-based compensation in December 2011.

During 2011, our Chief Executive Officer forgave the Company’s indebtedness to him for accrued salary of $60,000, which was credited to paid in capital in accordance with ASC 850-10.

The following table shows the Company’s common share activity for the year ended December 31, 2010:

Common
Shares
Issued

Shares issued to convert debt and accrued interest (See note 7)	473,421
Shares issued as compensation	372,900

Total shares issued during the year ending December 31, 2010	846,321

During the year ended December 31, 2010, the Company issued 208,900 shares of common stock, with a fair market value of $207,334, to various consultants for services and recorded share-based compensation for the fair market value.

NOTE 13 – STOCK-BASED COMPENSATION

The Board of Directors of the Company previously adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.  As of December 31, 2010, options to purchase 1,048,000 shares of our common stock at an exercise price of $0.25 per share were granted; additional options to purchase 1,180,000 shares at weighted average price of $0.15 per share were granted during the year ended December 31, 2011. Also, restricted stock awards totaling 1,140,000 shares were granted during 2011 under the 2009 Plan.

Stock Options

The following summarizes the values from and assumptions for the Black-Scholes option pricing model:

2011
Weighted average grant date fair value	$0.15
Weighted average grant date	July 14, 2011
Weighted average risk-free interest rate	0.185%
Expected life (in years)	5.0 years
Weighted average volatility	163.7%
Expected dividends	$-

The following table summarizes our stock option activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009
Issued	1,048,000	$0.25
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at December 31, 2010	1,048,000	0.25
Issued	1,180,000	0.15
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at December 31, 2011	2,228,000	0.20

Exercisable at December 31, 2011	1,066,000	$0.25	2.5 years	$—

As of December 31, 2011, $88,801 of compensation expense remained to be amortized. Share-based compensation expense related to stock options of $181,625 and $735,847 was recognized for 2011 and 2010, respectively. As of December 31, 2011, no stock options have been exercised.

Restricted Stock

The following table summarizes our restricted stock activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Grant Price
Unvested Restricted Shares at December 31, 2009	—	$—
Granted	200,000	1.89
Vested	(164,000)	1.06
Cancelled/Expired	—	—
Unvested Restricted Shares at December 31, 2010	36,000	2.71
Granted	1,140,000	0.15
Vested	(135,000)	0.14
Cancelled/Expired	—	—
Unvested Restricted Shares at December 31, 2011	1,041,000	$0.15

Unvested restricted shares will vest in tranches of 20%, 20%, 20%, and 30% every six months commencing March 30, 2012, and ending September 30, 2013.

At December 31, 2011, the Company had $272,746 of unrecognized compensation expense related to outstanding unvested restricted stock, which is expected to be amortized to expense over the next 1.7 years. Compensation expense of $54,200 and $188,360 was recognized in 2011 and 2010 related to restricted stock grants.

NOTE 14 – SUBSEQUENT EVENTS

In February 2012, $112,500 of convertible debt was converted into 900,000 shares of common stock.

In February 2012, 120,000 options for shares of restricted common stock were awarded to two new employees pursuant to the 2009 Equity Incentive Plan as follows:

Exercise price	$0.26 to $0.31
Vesting period in years (1)	2.15
Term of options in years	5
Expected volatility	142.66 to 143.25%
Expected dividend yield	0%
Risk free interest rate	0.88%

(1)	Vesting schedule – June 30, 2012: 10%; September 30, 2012, March 30, 2013, and September 30, 2013: 20% each; March 30, 2014: 30%.

The fair value of the options at the grant date was determined, using a Black Scholes model, to be $29,003 using the assumptions in the table above.

On March 31, 2012, 243,000 shares of restricted stock with a fair market value of $63,180 granted on September 30 under the Equity Incentive Plan vested and were issued.

On April 1, 2012, 200,000 shares, with a fair market value of $52,000, of those granted to Rachel L. Dillard pursuant to her Employment Agreement vested and were issued.

NOTE 15 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s oil and gas properties and proved reserves are located in the United States.

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2011 and 2010 are summarized below:

	2011	2010

Unproved properties not being amortized	$1,145,983	$1,072,803
Proved properties being amortized	7,940,237	73,180
Accumulated depreciation, depletion and impairment	(2,359,193)	(1,145,983)
Net capitalized costs	$6,727,027	$—

Acquisition, Exploration and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 are summarized below:

	2011	2010

Proved acreage	$7,334,184	$1,427
Unproved acreage	—	404,035
Development costs	606,053	—
Exploration expense	129,478	13,492
	$8,069,715	$418,954

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

Supplemental Oil and Gas Reserve and Standardized Measure Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available. All of the Company’s reserves are located in the United States.

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

The standardized measure of discounted future net cash flows is computed by applying the average first day of the month price of oil and gas during the 12 month period before the end of the year (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less the estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

The reserve estimates set forth below were prepared by Collarini Associates (“Collarini”) and Chadwick Energy Consulting, Inc. (“Chadwick”), using reserve definitions and pricing requirements prescribed by the SEC. Collarini prepared reserves estimates for our Louisiana properties, and Chadwick prepared reserves estimates for our New York properties. Collarini and Chadwick are professional engineering firms specializing in the technical and financial evaluation of oil and gas assets. Chadwick’s report was conducted under the direction of Jeffrey A. Chadwick, President of Chadwick. As of the date the consolidated financial statements were issued, Jeffrey Chadwick serves as a member of the Company’s Advisory Board, which serves in an advisory capacity and is not part of the Company’s Board of Directors. Chadwick used a combination of production performance, offset analogies, seismic data and their interpretation, subsurface geologic data and core data, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or development plans, to estimate our reserves.

Estimated quantities of oil and natural gas reserves

The following table sets forth certain data pertaining to changes in reserve quantities of the proved, proved developed, and proved undeveloped reserves for the year ended December 31, 2011 and 2010.

	December 31,
	2011		2010
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Total proved reserves
Beginning of year	—	122,986	—	66,821
Extensions and discoveries	—	—	—	86,000
Revisions of previous estimates	88,194	638,245	—	(16,483)
Purchases of minerals in place	2,164,481	7,450,645	—	—
Production	(52,375)	(278,579)	—	(12,992)
End of year proved reserves	2,200,300	7,933,297	—	122,986
End of year proved developed reserves	599,300	3,509,297	—	122,986
End of year proved undeveloped reserves	1,601,000	4,424,000	—	—

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the 12-month periods ended December 31, 2011 and 2010 (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions.

Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves as of December 31, 2011 and 2010 is presented below.

Net cash flows at December 31,	2011	2010

Future net cash flow	$271,969,719	$568,194
Future production cost	(56,852,360)	(371,279)
Future development cost	(55,894,900)	—
Future income tax	(50,133,525)	—
	109,088,934	196,915
10% annual discount for timing of cash flow	(35,332,097)	(47,559)
Standard measure of discounted future net cash flow relating to proved oil and gas reserves	$73,756,837	$149,356

The principal sources of changes in the standardized measure of the future net cash flows for each of the two years in the period ended December 31, 2011 and 2010 are:

	2011	2010
Beginning of year	$149,356	$27,097
Sales of oil and gas produced, net of production costs	(4,111,116)	(28,240)
Net change in sales price, net of production costs	7,408,760	(6,530)
Purchases of reserves in place	95,845,954	—
Extensions and discoveries net of future production and development costs	—	211,003
Net changes in future development costs	605,951	—
Development costs incurred during the year that reduced future development costs	606,053	—
Revisions of previous quantity estimates	4,598,979	(68,910)
Other	(530,639)	—
Accretion of discount	2,407,731	14,936
Change in income tax expense	(33,224,192)	—
End of year	$73,756,837	$149,356

