Form 10-K/A
period 2011-12-31
Mesa Energy Holdings, Inc.
filed 2012-04-19
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 11, 2012, there were 80,874,324 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on April 13, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	SEC Report Reference No.	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (1)
2.2	2.2	Articles of Merger (1)
3.1	3.1	Certificate of Incorporation of the Registrant (2)
3.2	3.1	Certificate of Amendment to Certificate of Incorporation of the Registrant (3)
3.3	3.3	Restated Bylaws of the Registrant (1)
4.1	10.7	Form of Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (1)
4.2	10.02	Form of Convertible Debenture issued June 16, 2011 to Whalehaven Capital Fund Ltd.(4)
10.1	10.1	Split-Off Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.2	10.2	General Release Agreement, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesquite Mining Group, Inc., and Beverly Frederick (1)
10.3	10.6	Form of Subscription Agreement between Mesa Energy Holdings, Inc. and the investors party thereto (1)
10.4	10.4	Form of Omnibus Waiver and Modification Agreement dated May 11, 2011 relating to the Secured Convertible Promissory Note of Mesa Energy Holdings, Inc. (5)
10.5	10.8	Form of Subsidiary Guaranty among Mesa Energy, Inc., Mesa Energy Operating, LLC and the investors party thereto (1)
10.6	10.9	Security Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating, LLC, the investors party thereto and Collateral Agents, LLC (1)
10.7	10.26	Collateral Agent Agreement, dated as of August 31, 2009, among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Mesa Energy Operating LLC, the investors party thereto and Collateral Agents, LLC (1)
10.8	10.17	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (1)
10.9	10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (1)
10.10	10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (1)

10.11	10.23	Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (1)
10.12	10.24	Employment Agreement dated August 31, 2009, between Mesa Energy Holdings, Inc. and Randy M. Griffin (1)
10.13	10.01	Exchange Agreement, dated as of June 16, 2011, by and between Mesa Energy Holdings, Inc. and Whalehaven Capital Fund Ltd. (4)
10.14	10.01	Membership Interest Purchase Agreement, dated as of June 1, 2011, by and among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Tchefuncte Natural Resources, LLC and its Members (6)
10.15	10.15	Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard (5)
10.16	10.16	Amendment dated October 17, 2011 Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard (5)
10.17	10.25	Mesa Energy Holdings, Inc. 2009 Equity Incentive Plan (1)
10.18	10.01	Loan Agreement, dated July 22, 2011, by and among Mesa Energy, Inc., Mesa Energy Holdings, Inc., TNR Natural Resources, LLC, Mesa Gulf Coast, LLC and The F&M Bank & Trust Company (7)
10.19	10.02	Security Agreement dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (7)
10.20	10.03	Mortgage, Collateral Assignment, Security Agreement and Financing Statement, dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (7)
10.21	10.04	Pledge and Security Agreement dated July 22, 2011 by Mesa Energy, Inc. for the benefit of F&M Bank & Trust Company (7)
10.22	10.05	Unlimited Guaranty dated July 22, 2011 by Mesa Energy Holdings, Inc. for the benefit of F&M Bank & Trust Company (7)
10.23	10.06	Unlimited Guaranty dated July 22, 2011 by Mesa Gulf Coast, LLC for the benefit of F&M Bank & Trust Company (7)
10.24	10.07	Unlimited Guaranty dated July 22, 2011 by Tchefuncte Natural Resources, LLC for the benefit of F&M Bank & Trust Company (7)
10.25	10.09	Amendment to Membership Interest Purchase Agreement, dated as of July 13, 2011, by and among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Tchefuncte Natural Resources, LLC, Carolyn M. Greer, Willie Willard Powell and David L. Freeman. (7)
10.26	10.01	Letter Agreement and Bill of Sale between the Registrant and Wentworth Operating Co., dated September 8, 2011 (8)
16.1	16.1	Letter regarding change in certifying accountant dated September 21, 2009 (9)
21	21	List of Subsidiaries (5)
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	99.1	Audited financial statements of TNR for the period from inception (June 10, 2010) to December 31, 2010, including the related report of the independent registered public accounting firm, and the unaudited interim financial statements for the period from inception (June 10, 2010) to June 30, 2010 and the six months ended June 30, 2011 (10)
99.2	99.2	Audited statements of revenues and direct operating expenses of certain oil and gas properties of Samson Properties for the years ended December 31, 2010 and 2009 and the unaudited interim statements of revenues and direct operating expenses for the six month periods ended June 30, 2011 and 2010 (10)
99.3	99.3	Unaudited pro forma consolidated financial information and accompanying notes of Mesa Energy Holdings, Inc. as of and for the six months ended June 30, 2011 and for the year ended December 31, 2010, together with unaudited pro forma consolidated supplemental oil and gas information (10)
99.4	99.4	Letter from Collarini Engineering dated October 17, 2011 relating to its reserve estimates dated January 1, 2011 (10)
99.5	99.5	Letter from Collarini Engineering dated October 17, 2011 relating to its reserve estimates dated April 1, 2011 (10)
99.6	99.1	Reserve Report of Chadwick Energy Consulting, Inc. (11)
99.7	99.7	Letter from Collarini Engineering dated March 6, 2012 relating to its reserve estimates dated January 1, 2012 (5)

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

_________________
*	Filed/furnished herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference the Exhibit numbered as indicated above to the Registrant’s Current Report on Form 8-K (File No. 333-149338), filed with the SEC on September 3, 2009.

(2)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Registration Statement on Form S-1 (File No. 333-149338), filed with the SEC on February 21, 2008.

(3)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on June 25, 2009.

(4)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on July 7, 2011.

(5)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Annual Report on Form 10-K (File No. 333-149338), filed with the SEC on April 13, 2012.

(6)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on June 6, 2011.

(7)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on July 28, 2011.

(8)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on October 17, 2011.

(9)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A (File No. 333-149338), filed with the SEC on September 22, 2009.

(10)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Form 8-K (File No. 333-149338), filed with the SEC on January 11, 2012.

(11)	Incorporated by reference to the Exhibit numbered as indicated above to the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 333-149338), filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Dated: April 19, 2012	By:	/s/ Randy M. Griffin
Randy M. Griffin, Chief Executive Officer

Dated: April 19, 2012	By:	/s/ Rachel L. Dillard
Rachel L. Dillard, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Randy M. Griffin	Chairman of the Board and Chief Executive	April 19, 2012
Randy M. Griffin	Officer (principal executive officer)

/s/ Ray L. Unruh	Director, President, Secretary	April 19, 2012
Ray L. Unruh

/s/ Carolyn M. Greer	Director	April 19, 2012
Carolyn M. Greer

/s/ James J. Cerna, Jr.	Director	April 19, 2012
James J. Cerna, Jr.

/s/ Kenneth T. Hern	Director	April 19, 2012
Kenneth T. Hern
/s/ Fred B. Zaziski	Director	April 19, 2012
Fred B. Zaziski

