Form 10-Q/A
period 2011-09-30
Mesa Energy Holdings, Inc.
filed 2012-05-03
CIK 1425597

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No    ☒ ..

As of February 14, 2012, there were 79,531,324 shares of the registrant’s common stock outstanding.

AMENDMENT NO 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

After having filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Quarterly Report”) with the U.S. Securities and Exchange Commission, we discovered that we had erred in our purchase accounting for the acquisition of Tchefuncte Natural Resources, LLC (“TNR”) in that a portion of the oil and gas revenues for production months after the effective date but before the closing date of our acquisition of TNR had been reported as revenue instead of as a downward adjustment to the purchase price of the assets acquired.

As a result of this error:

•	Proved properties subject to amortization were overstated by $663,811 ($711,211 before adjustment of accumulated depletion of $47,400)
•	Total Stockholders’ Equity (Deficit) was overstated by $663,811 comprising:
o	Overstated revenues of $708,186
o	Understated lease operating expense (production and severance taxes associated with the adjusted revenues) for the three and nine months ended September 30, 2011, of $3,025
o	Overstated depletion expense for the three and nine months ended September 30, 2011, of $47,400
•	Earnings per basic and diluted share for the three months ended September 30, 2011, were overstated by $0.01
•	Earnings per basic and diluted share for the nine months ended September 30,2011, were overstated by $0.01 and $0.02, respectively

Filed in this Amendment No. 1 to the Quarterly Report are revised financial statements and related notes in Part I, Item I, and a revised Management’s Discussion and Analysis in Part I, Item 2. All other disclosure items in the Quarterly Report remain as originally filed.

MESA ENERGY HOLDINGS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

		Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 31, 2010 to September 30, 2011 (Unaudited)	5

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-20

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	ITEM 4.	Controls and Procedures	30-31

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	32
	ITEM 1A.	Risk Factors	32
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	ITEM 3.	Defaults Upon Senior Securities	32
	ITEM 4.	(Reserved)	33
	ITEM 5.	Other Information	33
	ITEM 6.	Exhibits	33

	SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MESA ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
	(Restated)
Assets

Current Assets
Cash and cash equivalents	$970,052	$6,096
Accounts receivable	2,569,820	8,348
Derivative assets - current	789,219	—
Deferred financing costs - current	53,070	135,552
Prepaid expenses	32,883	3,750
TOTAL CURRENT ASSETS	4,415,044	153,746

Oil and gas properties, using successful efforts accounting:
Properties not subject to amortization, less accumulated impairment of $0 and $247,500	—	—
Proved properties subject to amortization less accumulated depletion depreciation, amortization, and impairment of $1,643,085 and $519,116, respectively	7,484,978	—
Support facilities and equipment less accumulated depreciation of $40,933 and $0, respectively	1,832,519	—
Land	48,345	38,345
Net oil and gas properties	9,365,842	38,345

Property and equipment less accumulated depreciation of $2,646 and $0	87,326	—
Deferred financing cost - noncurrent	39,802	—
Derivative assets - noncurrent	590,981	—
Deposit on asset retirement obligations	640,000	40,000
Other assets	5,000	—

TOTAL ASSETS	$15,143,995	$232,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable - trade	$897,034	$67,409
Revenue payable	344,497	—
Accrued expenses	367,511	778,240
Accrued expenses-related parties	77,995	131,832
Notes payable - related parties	—	21,000
Notes payable - current	772,647	20,000
Convertible notes payable - current	—	1,480,000
TOTAL CURRENT LIABILITIES	2,459,684	2,498,481

Non-current liabilities
Long term debt-related parties	—	451,400
Notes payable - noncurrent	5,160,033	—
Convertible notes payable, net of discount	823,564	665,000
Derivative liability - noncurrent	214,543	—
Asset retirement obligations	3,393,988	80,217

TOTAL LIABILITIES	12,051,812	3,695,098

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, par value $0.0001, 300,000,000 shares authorized, 76,444,649 and 40,232,021 shares issued and outstanding, respectively	7,645	4,023
Additional paid-in capital	(1,139,597)	(6,786,915)
Retained earnings	4,224,135	3,319,885
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,092,183	(3,463,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,143,995	$232,091

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

Revenues	$2,569,464	$16,718	$2,606,517	$35,999

Operating Expenses
Lease operating expense	991,833	-	1,005,094	-
Exploration cost	27,500	11,177	40,303	35,139
Depreciation, depletion, amortization, accretion and impairment	588,709	55,204	592,293	69,560
General and administrative expense	692,656	415,487	1,042,364	1,738,723
Gain on sale of oil and gas properties	(17,960)	-	(17,960)	-
Total operating expenses	2,282,738	481,868	2,662,094	1,843,422

Income (loss) from operations	286,726	(465,150)	(55,577)	(1,807,423)

Other Income (Expenses)
Interest income	376	90	376	3,803
Interest expense	(169,422)	(119,133)	(466,458)	(975,288)
Gain (loss) on change in derivative value – derivative instrument	1,380,200	-	1,380,200	-
Gain (loss) on change in derivative value – convertible debt	(78,139)	1,698,677	(214,543)	10,718,777
Gain on settlement of debt	-	-	223,736	-
Loss on extinguishment of debt	-	-	(17,620)	-
Other income	54,101	-	54,136	-
Total other income (expense)	1,187,116	1,579,634	959,827	9,747,292

Net income	$1,473,842	$1,114,484	$904,250	$7,939,869

Net income per share:
Basic	$0.02	$0.03	$0.02	$0.20
Diluted	$0.02	$0.02	$0.01	$0.16

Weighted average number of common shares outstanding:
Basic	72,479,866	40,162,999	55,152,473	39,837,303
Diluted	81,311,627	48,835,148	60,689,074	48,952,423

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Consolidated Statement of Changes in Members’ and Stockholders’ Equity (Deficit)

For the Period from December 31, 2010 to September 30, 2011

(Unaudited)

(Restated)

			Additional
	Common Stock		Paid-in
		Par	Capital	Retained
	Shares	Value	(Deficit)	Earnings	Total

Balances at December 31, 2010	40,232,021	$4,023	$(6,786,915)	$3,319,885	$(3,463,007)

Shares issued for cash	320,000	32	39,968	-	40,000

Share-based compensation	680,000	70	183,465	-	183,535

Shares issued to settle debt	1,200,000	120	234,330		234,450

Conversion of convertible debt and accrued interest	11,746,628	1,174	2,101,414	-	2,102,588

Common shares issued to induce debt conversion	1,036,000	103	111,871	-	111,974

Shares issued for acquisition of Tchefuncte Natural Resources LLC	21,200,000	2,120	2,965,880	-	2,968,000

Shares issued in exchange for personal guarantees on debt	30,000	3	4,647	-	4,650

Debt discount	-	-	5,743	-	5,743

Net income	-	-	-	904,250	904,250

Balances at September 30, 2011 (Restated)	76,444,649	$7,645	$(1,139,597)	$4,224,135	$3,092,183

See accompanying notes to unaudited consolidated financial statements

 MESA ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$904,250	$7,939,869

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization, accretion and impairment expense	592,293	69,560
Share-based compensation	183,535	1,025,578
Gain on sale of assets	(17,960)	-
Amortization of debt discount charged to interest expense	788	665,000
Amortization of deferred financing cost	145,557	109,839
Induced debt conversion expense	111,974	-
Shares issued for continuation of loan guarantees charged to interest expense	4,650	-
Unrealized gain on change in derivative value – derivative instrument	(1,380,200)	-
Unrealized gain (loss) on change in derivative value – conversion features	214,543	(10,718,777)
Gain on settlement of debt	(223,736)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,114,969)	17,511
Prepaid and other assets	(17,243)	-
Accounts payable and accrued expenses	598,375	452,206
Revenue payable	212,023	-
Accrued expenses – related party	13,978	20,109
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	227,858	(419,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	20,000
Cash received for sale of oil and gas property	17,960	-
Cash paid for acquisition of TNR, net of cash acquired	(4,809,368)	-
Cash paid for acquisition and development of oil and gas properties	(198,205)	(405,460)
Purchase of fixed assets	(3,771)	-
CASH USED FOR INVESTING ACTIVITIES	(4,993,384)	(385,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	40,000	-
Proceeds from borrowings on debt, net of financing costs	5,713,086	573,361
Proceeds from borrowings on debt – related party	-	15,500
Principal payments on long-term notes payable	(2,604)	-
Principal payments on debt – related party	(21,000)	(43,000)
CASH PROVIDED BY FINANCING ACTIVITIES	5,729,482	545,861

NET CHANGE IN CASH	963,956	(258,704)
CASH AT BEGINNING OF PERIOD	6,096	267,141
CASH AT END OF PERIOD	$970,052	$8,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,558	$3,192
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for purchase of Tchefuncte Natural Resources, LLC	$2,968,000	$-
Derivative liability	$-	$3,311,820
Common stock issued for the conversion of notes payable and accrued interest	$2,040,282	$185,604
Promissory note and accrued interest exchanged for convertible note	$41,019	$-
Debt discount	$5,743	$-
Common stock issued to settle debt	$234,450	$-

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “Company”). MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry. MEI’s primary oil and gas operations have historically been conducted through its wholly owned subsidiary, Mesa Energy Operating, LLC (“Mesa Operating”). Mesa Operating is a qualified operator in the states of Texas, Oklahoma, and Wyoming. MEI is a qualified operator in the State of New York. On July 22, 2011, MEI acquired Tchefuncte Natural Resources, LLC (“TNR”). TNR owns interests in 80 wells and related surface production equipment in five fields located in Plaquemines and Lafourche Parishes in Louisiana. At September 30, 2011, those properties were being operated by Tchefuncte Natural Resources, LLC (“TNR”), a wholly-owned subsidiary of MEI . The operator of all operated properties in Louisiana changed to Mesa Gulf Coast, LLC, a wholly owned subsidiary of MEI in October 2011. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and land men as required in connection with future drilling and production operations.

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

NOTE 2 – RESTATEMENT OF SEPTEMBER 30, 2011 FINANCIAL STATEMENTS

Subsequent to the issuance of the September 30, 2011 financial statements, management determined that we had erred in our purchase accounting for the acquisition of Tchefuncte Natural Resources, LLC (“TNR”) in that a portion of the oil and gas revenues for production months after the effective date but before the closing date of our acquisition of TNR had been reported as revenue instead of as a downward adjustment to the purchase price of the assets acquired.

The financial statements have been revised to accurately reflect this transaction. This error has been corrected on these restated financial statements as set forth below:

Consolidated Balance Sheets	September 30,	September 30,	Effect of
	2011	2011	Changes
	(Restated)	(Originally Filed)
ASSETS

Current Assets
Cash and cash equivalents	$970,052	$970,052	$-
Other current assets	3,444,992	3,444,992	-
TOTAL CURRENT ASSETS	4,415,044	4,415,044	-
Net oil and gas properties	9,365,842	10,029,653	(663,811	)(c)
Other non-current assets	1,363,109	1,363,109	-
TOTAL ASSETS	$15,143,995	$15,807,806	$(663,811)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$2,459,684	$2,459,684	$-
Total noncurrent liabilities	9,592,128	9,592,128	-
TOTAL LIABILITIES	12,051,812	12,051,812	-

TOTAL STOCKHOLDERS’ EQUITY	3,092,183	3,755,994	(663,811)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,143,995	$15,807,806	$(663,811)

Consolidated Statements of Operations
	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,	Effect of
	2011	2011	Changes
	(Restated)	(Originally Filed)

Revenues	$2,606,517	$3,314,703	$(708,186	)(a)
Total operating expenses	(2,662,094)	(2,706,469)	44,375	(b)
Total other income	959,827	959,827	-
Net income	$904,250	$1,568,061	$(663,811)

Net income per share:
Basic	0.02	0.03	(0.01)
Diluted	0.01	0.03	(0.02)

	For the three	For the three
	months ended	months ended
	September 30,	September 30,	Effect of
	2011	2011	Changes
	(Restated)	(Originally Filed)

Revenues	$2,569,464	$3,277,650	$(708,186	)(a)
Total operating expenses	(2,282,738)	(2,327,113)	44,375	(b)
Total other income	1,187,116	1,187,116	-
Net income	$1,473,842	$2,137,653	$(663,811)

Net income per share:
Basic	0.02	0.03	(0.01)
Diluted	0.02	0.03	(0.01)

(a)	Revenues reclassified to purchase price of assets acquired from TNR
(b)	Reduction to depletion expense of $47,400 net of increase to severance tax of $3,025
(c)	Net adjustment to proved property acquisition cost per (a) and (b)

NOTE 3 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC.

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

In addition, on July 26, 2011, the selling members agreed to continue to provide personal guarantees on the notes for the boat and camp (see Note 10 –Debt) in exchange for an additional 30,000 shares of Mesa’s stock valued at $4,650 based on the closing price of Mesa’s stock on July 26, 2011.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Cash	$562,157
Receivables	1,446,505
Other current assets	16,890
Total current assets	2,025,552

Oil and gas properties	9,725,161
Properties and equipment	28,368
Deposit on asset retirement obligation	600,000
Total assets acquired	10,353,529

Liabilities assumed:
Accounts payable and accrued liabilities	638,075
Note Payable	139,321
Asset retirement obligations	3,262,160
Total liabilities assumed	4,039,556

Net assets acquired	$8,339,525

Consideration paid:
Common stock issued valued at $0.14 per share	2,968,000
Note payable - F&M Bank	5,371,525
Total consideration paid	$8,339,525

The following unaudited pro forma information assumes the acquisition of TNR occurred as of January 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Restated)
Revenues	$8,643,010	$5,135,928
Net income	$3,913,773	$10,809,975
Net loss per share – basic	$0.06	$0.18
Net loss per share – diluted	$0.05	$0.15
Weighted average shares outstanding -basic	70,838,920	61,037,303
Weighted average shares outstanding – diluted	76,375,521	70,152,423

NOTE 4 – DERIVATIVE INSTRUMENTS

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

On September 12, 2011, the Company entered into a derivative instrument risk management agreement in the form of basis swaps in order to hedge locational basis risk. This agreement hedges the risk associated with the price differential between the delivery point of the oil volumes hedged and the actual delivery point at which the Company’s oil is priced. This program covers oil to be produced for a one-year period commencing in October 2011. The basis swaps are indexed to prices from the New York Mercantile Exchange and Light Louisiana Sweet First Contract Month.

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

In addition to the Collars, Swaps, and Basis Swaps, we have derivatives associated with the value of the conversion features related to convertible debt which is discussed more fully in Note 9 - Convertible Promissory Notes.

NOTE 5 - OIL AND GAS PROPERTIES

The Company’s proved oil and gas properties at September 30, 2011, are located in the United States.

The carrying values, net of depletion, depreciation, amortization, and impairment, at September 30, 2011, and December 31, 2010, of the Company’s oil and gas properties were:

Prospect	September 30, 2011	December 31, 2010
	(Restated)
Coal Creek Prospect	$-	$-
Java Field	-	-
Lake Hermitage Field	2,686,220	-
Bay Batiste, La Rose, and Valentine Fields	4,798,758	-
Total	$7,484,978	$-

Net proved oil and gas properties at September 30, 2011 (Restated) were:

						Depletion,
						Depreciation,
						Amortization
Year	Acquisition	Exploration	Development	Dry Hole	Disposition	and
Incurred	Costs	Costs	Costs	Cost	of assets	Impairment	Total

2009 and prior	$754,878	$2,542,092	$-	$(466,066)	$(2,090,383)	$(34,764)	$705,757
2010	-	405,462	-	-	-	(1,111,219)	(705,757)
2011	7,783,873	82,534	115,673	-	-	(497,102)	7,484,978
Total	$8,538,751	$3,030,088	$115,673	$(466,066)	$(2,090,383)	$(1,643,085)	$7,484,978

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

NOTE 6 – SUPPORT FACILITIES AND EQUIPMENT

The Company owns support facilities and equipment which serve its oil and gas production activities. These classes of properties and equipment, together with their estimated useful lives, comprise:

		September 30,	December 31,
	Years	2011	2010

Tank batteries	7	$400,000	$-
Production equipment	7	950,000	-
Valentine field office	20	150,000	-
Lake Hermitage field office	20	117,089	-
Asset retirement cost	7	256,363	-
		1,873,452	-
Accumulated depreciation		(40,933)	-
Total support facilities and equipment, net		$1,832,519	$-

NOTE 7 – PROPERTY AND EQUIPMENT

Major classes of depreciable property and equipment, together with their estimated useful lives, comprise:

		September 30,	December 31,
	Years	2011	2010

Office equipment and purchased software	3	$16,388	$-
Furniture and fixtures	10	15,749	5,203
Boat	7	57,835	-
		89,972	5,203
Accumulated depreciation		(2,646)	(5,203)
Total property and equipment, net		$87,326	$-

NOTE 8 – DEBT - RELATED PARTIES

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

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

The Convertible Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.  By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.  Pursuant to Omnibus Waiver and Modification Agreements provided the Company by the holders of convertible notes, all convertible notes are subordinated to the interests of F&M Bank in the assets of the Company. Please see Note 10 for additional discussion on the F&M Bank facility.

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

NOTE 10 – DEBT

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

NOTE 11 – ASSET RETIREMENT OBLIGATION

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - FAIR VALUE MEASUREMENTS

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

NOTE 14 – STOCKHOLDERS’ EQUITY

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

In July 2011, the Company issued 21,200,000 shares of common stock, with a fair value of $2,968,000, to the former members of Tchefuncte Natural Resources, LLC, in purchase of their membership interests in TNR. The Company also issued the same former members an additional 30,000 shares of common stock with a fair value of $4,650 in exchange for their continued guarantee of the camp and boat loans (see Note 10 – Debt).

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

NOTE 15 – STOCK-BASED COMPENSATION

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

NOTE 16 – SUBSEQUENT EVENTS

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three and nine-month periods ending September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net Income	$1,473,842	$1,114,484	$904,250	$7,939,869
Add Back:
Interest expense, net	169,422	119,133	466,458	975,288
Depreciation, depletion, accretion and impairment	588,709	55,204	592,293	69,560
Gain on change in derivative value – commodity derivatives	(1,380,200)	-	(1,380,200)	-
Loss on change in derivative - convertible debt	78,139	(1,698,677)	214,543	(10,718,777)
Gain on settlement of debt	-	-	(223,736)	-
Stock based compensation	99,916	227,649	183,535	1,025,578
Adjusted EBITDA	$1,029,828	$(230,303)	$757,143	$(866,417)

Results of Operations

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Revenues

Revenues from sales of oil and natural gas were $2,569,464 in the third quarter of 2011 as compared to $16,718 in the third quarter of 2010. This increase in revenues reflects an increase in sales volumes as a result of additional producing wells resulting from the Company’s acquisition of TNR. It also reflects a decrease in average natural gas prices to $4.26/Mcf in the third quarter of 2011 from an average price of $4.42/Mcf in the third quarter of 2010. The average price of oil in the third quarter of 2011 was $104.26/Bbl. The Company had no prior oil production or sales. Natural gas sales volumes increased during the third quarter of 2011 to 1,282 Mcf per day from 49 Mcf per day during the third quarter of 2010. Oil sales volumes increased during the third quarter of 2011 to 286 Bbls per day from 0 Bbls per day during the third quarter of 2010. The increase in volumes is also attributable to the addition of producing properties resulting from the Company’s acquisition of TNR.

Operating Expenses

•	Production expense. Production expense increased to $991,833 in the third quarter of 2011 from $0 in the third quarter of 2010. This increase is due to the acquisition of TNR.
•	Exploration Expense. Exploration expense increased to $27,500 during the three months ended September 30, 2011 from $11,177 during the three months ended September 30, 2010. This increase was attributable to expenses attributable to determining proved reserves associated with our acquisition of TNR.
•	General and Administrative Expense. The increase in general and administrative expense to $692,656 for the three months ended September 30, 2011 from $415,487 for the three months ended September 30, 2010 primarily reflects additional payroll burden due to the acquisition of TNR, stock-based compensation, and professional fees associated with the acquisition of TNR.
•	Depreciation, depletion, amortization, and accretion expense. The increase in depreciation, depletion, amortization, and accretion expense to $588,709 for the three months ended September 30, 2011 from $55,204 for the three months ended September 30, 2010 reflects the substantial increase in volumes of oil and natural gas produced as a result of the Company’s acquisition of TNR and increased capital investment in oil and gas properties depreciated on a units of production basis; the addition of production support facilities and equipment through the TNR acquisition, depreciated on a straight line basis; and the increase in the discounted value of the asset retirement obligation due to the TNR acquisition, accreted in accordance with its discount rate.
•	Gain on sale of oil and gas properties. We recognized a gain of $17,960 on the sale of our Coal Creek Property in Oklahoma.

Operating Income. As a result of the above described revenues and expenses, we produced operating income of $286,726 in the third quarter of 2011 as compared to an operating loss of $465,150 in the third quarter of 2010.

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

Net Income

Our net income for the three months ended September 30, 2011 and September 30, 2010 was $1,473,842 ($0.02 per basic and diluted share) and $1,114,484 ($0.03 per basic share and $0.02 per diluted share), respectively, due to operating income during the third quarter of 2011 compared to a third quarter 2010 operating loss, despite the 2011 decrease in noncash gain on derivative value in the third quarter of 2011 as compared to the noncash gain on derivative value in the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues from sales of oil and natural gas were $2,606,517 in the nine months ended September 30, 2011 as compared to $35,999 for the nine months ended September 30, 2010. This increase in revenues reflects an increase in sales volumes as a result of additional producing wells resulting from the Company’s acquisition of TNR. It also reflects an increase in average natural gas prices to $4.52 per Mcf during the nine months ended September 30, 2011 from an average price of $4.47 per Mcf during the nine months ended September 30, 2010. The average price of oil during the nine months ended September 30, 2011 was $104.26 per Bbl. The Company had no oil production or sales prior to the third quarter of 2011. Natural gas sales volumes increased during the nine months ended September 30, 2011 to 972 Mcf per day from 26 Mcf per day during the nine months ended September 30, 2010. Oil sales volumes increased during the nine months ended 2011 to 286 Bbls per day from 0 Bbls per day during the nine months ended September 30, 2010. The increase in volumes is also attributable to the addition of producing properties resulting from the Company’s acquisition of TNR in the third quarter of 2011 which included the addition of oil production.

Operating Expenses

•	Production expense. Production expense increased to $1,005,094 during the nine months ended September 30, 2011 from $0 during the nine months ended September 30, 2010. This increase is due to the acquisition of TNR.
•	Exploration expense. Exploration expense increased to $40,303 during the nine months ended September 30, 2011 from $35,139 during the nine months ended September 30, 2010. This increase was primarily attributable to expenses associated with determining proved reserves associated with our acquisition of TNR, and, secondarily to exploration costs incurred in the first quarter of 2011 associated with a potential acquisition that we decided not to pursue.
•	General and Administrative Expense. The decrease in general and administrative expense to $1,042,364 during the nine months ended September 30, 2011 from $1,738,723 during the nine months ended September 30, 2010 primarily reflects reduced share based compensation associated with stock options and reduced legal and other professional fees, net of additional payroll burden due to the acquisition of TNR.
•	Depreciation, depletion, amortization, and accretion expense. The increase in depreciation, depletion, amortization, and accretion expense to $592,293 for the nine months ended September 30, 2011 from $69,560 for the nine months ended September 30, 2010 reflects the substantial increase in volumes of oil and natural gas produced as a result of the Company’s acquisition of TNR and increased capital investment in oil and gas properties depreciated on a units of production basis; the addition of support facilities and equipment through the TNR acquisition, depreciated on a straight line basis, and the increase in the discounted value of the asset retirement obligation due to the TNR acquisition, accreted in accordance with its discount rate.
•	Gain on sale of oil and gas properties. We recognized a gain of $17,960 on the sale of our Coal Creek Property in Oklahoma.

Operating Loss As a result of the above described revenues and expenses, we incurred an operating loss of $55,577 during the nine months ended September 30, 2011 as compared to an operating loss of $1,807,423 during the nine months ended September 30, 2010.

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

Net Income

Our net income for the nine months ended September 30, 2011 and September 30, 2010 was $904,250 (earnings of $0.02 per basic share and $0.01 per diluted share) and $7,939,869 (earnings of $0.20 per basic share and $0.16 diluted share), respectively. The 2011 decrease is due to the noncash gain on derivative for 2010 partially offset by a decrease in the loss from operations.

Liquidity and Capital Resources

Overview

As of September 30, 2011 we had working capital of $1,955,360. As of December 31, 2010, we had a working capital deficit of $2,344,735. The increase in the working capital was attributable to:

•	Increased cash and accounts receivable from revenues created by the addition of producing properties from the acquisition of TNR;
•	The conversion of $1,357,500 of short-term convertible debt and $451,400 of related party notes payable to common stock.

Our current assets increased by $4,261,298 during the nine months ended September 30, 2011.

The following recent events which took place since January 1, 2011 have improved our liquidity and capital resources:

•	On June 13, 2011, we sold 320,000 shares of restricted common stock to two of our Directors, Jim Cerna and Ray Unruh, for a total of $40,000 in cash;

•	On June 14, 2011, we executed an agreement with Cherokee Financial Corp. (owned by Ray L. Unruh) wherein Cherokee agreed to accept payment in restricted common stock for the outstanding balance of principal and accrued interest on its long term note receivable. A total of 2,249,722 shares, with a fair market value of $314,961, were issued in full payment of outstanding principal of $213,400 and accrued interest of $67,815. Also on June 14, 2011, we executed an agreement with Sycamore Resources, Inc. (owned by Randy M. Griffin, our CEO) to convert the note payable owed to Sycamore to common stock. A total of 1,904,000 shares, with a fair market value of $266,560, were issued in full payment of the outstanding principal of $238,000;

•	On June 16, 2011, we entered into a settlement agreement with Gottbetter & Partners, LLP (“GP”) wherein GP agreed to accept 1,200,000 shares of restricted common stock, with a fair market value of $171,000, as payment in full of the outstanding balance of $455,861 in accrued legal fees owed to GP for legal work performed in 2010 and 2011;

•	On June 16, 2011, we entered into an Exchange Agreement wherein Whalehaven Capital Fund, Ltd. agreed to exchange its promissory note with a principal balance of $40,000 plus $1,019 in accrued interest for two convertible debentures totaling $41,019. These convertible debentures have a maturity date of July 31, 2013 and are convertible at any time at a conversion price of $0.125. The note will bear interest at 6% per annum payable in cash or shares at maturity;

•	On July 22, 2011, we acquired TNR, which has, in the third quarter, substantially increased our operating cash flows and decreased our operating losses.

•	On July 22, 2011, we entered into the Loan Agreement with F&M (discussed below), which provides us additional working capital for field enhancements and other drilling opportunities.

•	On September 8, 2011 we sold to Wentworth all of our leasehold and working interests in our Gipson #1 and Cook #1 wells comprising our Coal Creek Project in Sequoyah County, Oklahoma, for the sum of $17,960.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2011, our disclosure controls and procedures are not designed at a reasonable level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	As of September 30, 2011, we did not adequately segregate or mitigate the risks associated with incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

b)	As of September 30, 2011, we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our increased complexity and our financial accounting and reporting requirements to ensure that financial reporting occurs in an accurate and timely manner. This was primarily a result of the Company’s acquisition of TNR and the resulting need to perform purchase accounting and prepare and file Form 8-K/A which also resulted in a delay in preparing the initial filing of our Quarterly Report on Form 10-Q as well as resulting in our need to restate the financial statements in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2011, we entered into a 12-month consulting agreement with SNK Consulting Services, LLC (“SNK”) for the provision of investor relations and public relations services for us.   As partial compensation to SNK for these services, we issued 100,000 shares of our common stock to SNK following execution of the agreement.

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

MESA ENERGY HOLDINGS, INC.

Date: May 3, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

