Form 10-Q
period 2012-03-31
Mesa Energy Holdings, Inc.
filed 2012-05-15
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑.

As of May 14, 2012, there were 82,974,616 shares of the registrant’s common stock outstanding.

MESA ENERGY HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,824,842	$3,182,392
Accounts receivable – oil and gas	2,248,248	2,460,260
Accounts receivable – other	70,486	58,818
Derivative assets, commodity contracts – current	18,821	656,413
Deferred financing costs – current	51,507	51,507
Deferred tax asset – current	42,413	—
Prepaid expenses	30,223	3,971
TOTAL CURRENT ASSETS	6,286,540	6,413,361

Oil and gas properties, successful efforts accounting:
Proved properties subject to amortization – net	6,457,876	6,727,027
Support facilities and equipment – net	2,141,603	2,076,777
Land	48,345	48,345
Oil and gas properties – net	8,647,824	8, 852,149

Office furniture and equipment – net	45,598	31,834
Deferred tax asset – noncurrent	3,227,302	3,088,740
Deferred financing cost – noncurrent, net of accumulated amortization of $300,797 and $287,943, respectively	15,577	28,431
Derivative assets, commodity contracts – noncurrent	76,848	282,537
Deposit on asset retirement obligations	640,000	640,000
Other assets	—	5,000

TOTAL ASSETS	$18,939,689	$19,342,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,483,012	$1,518,603
Revenue payable	756,909	796,221
Accrued expenses	341,387	259,808
Accrued expenses – related parties	54,840	54,840
Deferred tax liability – current	—	212,781
Notes payable – current	28,172	466,655
TOTAL CURRENT LIABILITIES	2,664,320	3,308,908

Non-current liabilities:
Notes payable – noncurrent	5,307,652	5,162,018
Convertible notes payable, net of discount	349,915	461,740
Derivative liability, convertible debt – noncurrent	579,181	113,083
Asset retirement obligations	3,360,056	3,450,252
TOTAL LIABILITIES	12,261,124	12,496,001

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, par value $0.0001, 300,000,000 shares authorized, 80,674,616 and 79,531,616 shares issued and outstanding, respectively	8,067	7,953
Additional paid-in capital (deficiency)	(135,583)	(633,745)
Retained earnings	6,806,081	7,471,843
TOTAL STOCKHOLDERS’ EQUITY	6,678,565	6,846,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,939,689	$19,342,052

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue	$4,394,812	$18,409

Operating expense:
Lease operating expense	1,982,964	4,380
Environmental remediation expense	216,214	—
Exploration cost	52,132	13,746
Depletion, depreciation, accretion and impairment expense	420,340	1,805
Loss on settlement of asset retirement obligation	116,394	—
General and administrative expense	858,723	146,033
Total operating expense	3,646,767	165,964

Income (loss) from operations	748,045	(147,555)

Other income (expense):
Interest income	3,072	—
Interest expense	(177,364)	(249,008)
Realized gain on commodity contracts	9,393	—
Unrealized loss on change in derivatives – commodity contracts	(843,281)	—
Unrealized loss on change in derivatives – convertible debt	(765,013)	—
Other income	5,538	—
Total other expense	(1,767,655)	(249,008)

Net loss before income taxes	(1,019,610)	(396,563)
Income tax benefit	353,848	—
Net loss	$(665,762)	$(396,563)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	81,916,572	45,363,307
Diluted	81,916,572	45,363,307

See accompanying notes to these unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(665,762)	$(396,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion and impairment expense	420,340	1,805
Deferred income taxes	(353,848)	—
Share-based compensation	86,860	39,815
Realized loss on settlement of asset retirement obligation	116,394	—
Amortization of deferred financing cost	12,854	100,310
Amortization of debt discount	675	—
Induced debt conversion expense charged to interest expense	—	111,974
Unrealized loss from change in derivative values	1,608,294	—
Changes in operating assets and liabilities:
Accounts receivable	200,344	(1,702)
Prepaid and other assets	(21,252)	—
Accounts payable and accrued expenses	(249,670)	118,795
Revenue payable	(39,312)	—
Accrued expenses – related party	—	7,028
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,115,917	(18,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of oil and gas properties	(35,062)	—
Cash paid for support facilities and equipment	(130,039)	—
Cash paid for purchase of furniture, fixtures, and equipment	(15,517)	—
CASH USED IN INVESTING ACTIVITIES	(180,618)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on debt	11,224	20,000
Proceeds from borrowings on debt – related party	—	5,000
Principal payments on long-term notes payable	(304,073)	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(292,849)	25,000

NET CHANGE IN CASH	642,450	6,462
CASH AT BEGINNING OF PERIOD	3,182,392	6,096
CASH AT END OF PERIOD	$3,824,842	$12,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$183,268	$50
Cash paid for income taxes	$40,000	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for the conversion of notes payable and accrued interest	$112,500	$1,416,403
Settlement of derivative liability from conversion of debt	$298,915	$—

See accompanying notes to these unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (the “Company”). MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry. MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries. MEI acquired Tchefuncte Natural Resources, LLC (“TNR”) in July 2011. TNR owns interests in 80 wells and related surface production equipment in five fields located in Plaquemines and Lafourche Parishes in Louisiana. Mesa Gulf Cost Operating, LLC became the operator of all operated properties in Louisiana in October 2011. Mesa Operating, LLC, a wholly owned subsidiary, is a qualified operator in the states of Texas, Oklahoma, and Wyoming. MEI is a qualified operator in the State of New York and operates the Java Field. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and land men as required in connection with future drilling and production operations. See Note 2 for more information on the acquisition of TNR.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission. and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2011, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during each reporting period. Management believes these estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from management’s estimates.

Loss Per Share

The Company’s loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and are calculated by dividing net loss by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and convertible debt. The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common share:

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net loss available to stockholders	$(665,762)	$(396,563)
Basic net loss allocable to participating securities(1)	—	—
Basic net loss available to stockholders	(665,762)	(396,563)
Impact of assumed conversions-interest expense, net of income taxes	—	—
Loss available to stockholders assuming conversion of convertible debentures	$(665,762)	$(396,563)

Denominator:
Weighted average number of common shares – Basic	81,916,572	45,363,307
Effect of dilutive securities(2):
Warrants	—	—
Convertible promissory notes	—	—
Weighted average number of common shares – Diluted	81,916,572	45,363,307

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

(1)	Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended March 31, 2012, convertible debt outstanding representing 2,828,152 shares and stock options representing 2,368,000 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the three months ended March 31, 2011, convertible debt outstanding representing 3,400,000 shares and stock options representing 848,500 shares were antidilutive and, therefore, excluded from the diluted share calculation.

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

NOTE 2 – ACQUISITION OF TCHEFUNCTE NATURAL RESOURCES, LLC.

On July 22, 2011, the Company acquired 100% of the membership interests in Tchefuncte Natural Resources, LLC, which became a wholly-owned subsidiary of the Company. Assets acquired are comprised of five oil and gas fields in Plaquemines and Lafourche Parishes in Louisiana. In exchange for their members’ interests, the selling members of TNR received an aggregate of 21.2 million shares of the Company’s common stock valued at $2,968,000 based on the closing price of Mesa’s stock on July 22, 2011.

The following unaudited pro forma information assumes the acquisition of TNR occurred as of January 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

For the Three Months Ended
March 31, 2011

Revenue	$2,682,046
Net income	$1,147,829

Net income per common share – basic	$0.02
Net income per common share – diluted	$0.02

Weighted average common shares outstanding –basic	66,581,907
Weighted average common shares outstanding – diluted	73,381,907

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative assets – commodity contracts	$95,669	$—	$95,669	$—
Derivative liability – convertible debt	579,181	—	—	579,181

	December 31, 2011
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative assets – commodity contracts	$938,950	$—	$938,950	$—
Derivative liability – convertible debt	113,083	—	—	113,083

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value. Additional information regarding our derivative instruments can be found in Note 4 – Commodity Derivative Instruments and Note 6 – Debt.

NOTE 4 – COMMODITY DERIVATIVE INSTRUMENTS

The Company has commodity derivative instruments for which it determined the fair value using period-end closing oil and gas prices, interest rates and volatility factors for the periods under each contract as of March 31, 2012. The details of the derivative instruments are summarized below:

Costless Gas Collar

		Average
Production Period	Total Volume	Floor/Ceiling	Fair Value
Apr 2012-Jul 2013	180,000 MMBtu	$4.00 / $5.75	$214,383

Oil Fixed Price Swaps

		Average
Production Period	Total Volume	Fixed Price	Fair Value
Apr 2012-Dec 2012 (1)	9,000 Bbls	$100.30	$(38,014)
Apr 2012-Dec 2012	31,500 Bbls	$114.50	$(162,211)
Jan 2013-Jul 2013	18,900 Bbls	$114.90	$55,714

Oil Basis Swap

Production Period	Total Volume	Basis Price	Fair Value
Apr 2012-Sep 2012	6,000 Bbls	$20.00	$25,797

(1)	Crude oil swap entered into on January 6, 2012.

The Company elected not to apply hedge accounting to these derivatives. At March 31, 2012, the Company recognized a short term derivative asset of $18,821 and a long-term derivative asset of $76,848, with the $843,281 decrease in fair value from December 31, 2011 reported in other income (expense) as unrealized loss on derivative instruments for the three months ended March 31, 2012. Net realized gains of $9,393 from settlements of these derivatives have been reported in other income (expense) as realized gain on commodity contracts during the three months ended March 31, 2012.

The Company also has a derivative liability associated with the value of the conversion features of its convertible debt which is discussed more fully in Note 6 - Debt.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Oil and Gas Properties

The Company’s oil and gas properties at March 31, 2012 are located in the United States.

The carrying values of the Company’s oil and gas properties by field, net of depletion and impairment, at March 31, 2012 and December 31, 2011 were:

	March 31,	December 31,
Property	2012	2011

Lake Hermitage Field	$2,422,515	$2,494,003
Valentine Field	1,572,837	1,668,172
La Rose Field	1,445,426	1,528,908
Bay Batiste Field	1,017,098	1,035,944
Manila Village Field	—	—
Java Field	—	—
Total	$6,457,876	$6,727,027

Net proved oil and gas properties at March 31, 2012 were:

Year Incurred	Acquisition Costs	Exploration and Development Costs	Dry Hole Costs	Disposition of Assets	Depletion, Amortization, and Impairment	Total

2010 and prior	$754,878	$2,947,554	$(466,066)	$(2,090,383)	$(1,145,983)	$—
2011	7,334,184	606,053	—	—	(1,213,210)	6,727,027
2012	—	35,062	—	—	(304,213)	(269,151)

Total	$8,069,062	$3,588,669	$(466,066)	$(2,090,383)	$(2,663,406)	$6,457,876

In the three months ended March 31, 2012, we plugged and abandoned two wells, the Southdown 2D and the LLDSB #7, retiring their costs comprising, solely, asset retirement costs for the Southdown 2D well and asset retirement costs and intangible drilling costs for the LLDSB #7. Costs of the LLDSB #7 well were retired after an unsuccessful attempt to convert it to a salt water disposal well resulted in an oil spill for which we incurred $216,214 of environmental remediation expense in addition to the expense of plugging and abandoning the well. See Note 7 – Asset Retirement Obligations for more discussion on the impact of the retirement of these two wells on their asset retirement obligations.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

		March 31,	December 31,
	Years	2012	2011

Tank batteries	7	$767,252	$646,214
Production equipment	7	959,000	950,000
Field offices	20	267,089	267,089
Crew boat	7	57,835	57,835
Asset retirement cost	7	256,363	256,363
		2,307,539	2,177,501
Accumulated depreciation		(165,936)	(100,724)
Total support facilities and equipment, net		$2,141,603	$2,076,777

Office Furniture Equipment, and Other

		March 31,	December 31,
	Years	2012	2011

Office equipment and purchased software	3	$31,580	$16,388
Furniture and fixtures	10	18,624	18,299
		50,204	32,137
Accumulated depreciation		(4,606)	(2,853)
Total property and equipment, net		$45,598	$31,834

Support facilities and equipment and office furniture, equipment, and other are depreciated using the straight line method over their estimated useful lives.

NOTE 6 – DEBT

Convertible Promissory Notes

The Company had $349,915 and $461,740 of convertible promissory notes outstanding at March 31, 2012 and December 31, 2011, net of unamortized debt discount of $3,604 and $4,279, respectively. During the first quarter of 2012, Convertible Notes of $112,500 were converted into 900,000 common shares of the Company at $0.125 per share. On May 11, 2011, pursuant to the Omnibus Waiver and Modification Agreements provided by the three remaining holders, the convertible debt holders agreed to extend the maturity date of their outstanding note balances to July 31, 2013, amend the conversion price of $0.25 to $0.125 per share and subordinate their lien on the assets of the Company to F & M Bank in conjunction with the Company entering into the Credit Facility in order to acquire TNR. Management determined that the reduction of the conversion price created an embedded derivative with a $0 fair value on May 11, 2011. The fair value of the embedded derivative at March 31, 2012 and December 31, 2011 was $579,181 and $113,083, respectively.

Changes in the fair value of embedded derivative instruments for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows:

	January 1, 2012 Derivative Liability	Realized (Gain) or Loss	Unrealized (Gain) or Loss	March 31, 2012 Derivative Liability

Derivative conversion feature	$113,083	$(298,915)	$765,013	$579,181

	January 1, 2011 Derivative Liability	Realized (Gain) or Loss	Unrealized (Gain) or Loss	December 31, 2011 Derivative Liability

Derivative conversion feature	$—	$—	$113,083	$113,083

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the date of initial valuation:

Date	Probability of instrument issuance at a price lower than the conversion price	Probable prices at which instruments will be issued

December 2011	10%	$0.12- $0.08
March 2012	10%	$0.12- $0.08
Thereafter	10%	$0.12- $0.08

	March 31, 2012	December 31, 2011
Common stock issuable upon conversion	2,500,000	3,400,000
Market price of common stock on measurement date	$0.26	$0.14
Conversion price	$0.12	$0.12
Conversion period in years	1.33	1.58
Expected volatility	158.15%	163.11%
Expected dividend yield	—%	—%
Risk free interest rate	0.50%	0.74%

Credit Facility and Notes Payable

The Company’s notes payable were as follows:

	March 31,	December 31,
	2012	2011

Credit Facility	$5,195,963	$5,495,963
Term notes	139,861	132,710
Notes payable outstanding	5,335,824	5,628,673
Less: Current maturities	(28,172)	(466,655)
Notes payable – noncurrent	$5,307,652	$5,162,018

On July 22, 2011, MEI entered into a $25 million senior secured revolving line of credit (“Credit Facility") with F&M Bank and Trust Company (“F&M Bank”) that matures on July 22, 2013. Loans made under this credit facility are secured by TNR’s proved producing reserves (“PDP”) as well as guarantees provided by the Company, MEI, and the Company’s other wholly-owned subsidiaries. The Company is required to make monthly interest payments on the Credit Facility based on a variable interest rate. The interest rate is the F&M Bank Base Rate plus 1% subject to a floor of 5.75%. Interest is currently accruing at 5.75%. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility.

The borrowing base is subject to two scheduled redeterminations each year. F&M Bank completed its first scheduled redetermination pursuant to the Credit Facility and increased the Company’s borrowing base from $10,500,000 to $13,500,000 in April 2012. The redetermination eliminated the Company’s obligation to make the remaining $150,000 Monthly Commitment Reduction payment required prior to the redetermination. Reporting requirements, loan covenants and events of default are customary for this type of Credit Facility. The Company was in compliance with all of the debt covenants as of March 31, 2012.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the quarter ended March 31, 2012 and for the year ended December 31, 2011.

	2012	2011

Beginning asset retirement obligation	$3,450,252	$80,217
Obligation assumed from acquisition of TNR	—	3,262,160
Accretion expense	49,161	112,311
Sale of property	—	(4,436)
Settlement of asset retirement obligation	(139,357)	—
Ending asset retirement obligation	$3,360,056	$3,450,252

In the first quarter of 2012 we plugged and abandoned two wells, the Southdown 2D and the LLDSB #7 recognizing a loss on settlement of asset retirement obligation of $116,394. See Note 5 – Property, Plant, and Equipment for more discussion on the LLDSB #7 well as regards the events leading up to the environmental remediation expense we incurred, not included in plugging and abandonment costs, which resulted in our plugging and abandoning this well.

NOTE 8 – INCOME TAXES

As of March 31, 2012, the Company has U.S. net operating loss carry forwards of approximately $4.6 million which begin to expire in 2028. The Company also has tax credit carry forwards of approximately $20,000 in alternative minimum tax credits which do not expire.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended March 31, 2012.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300 million shares of common stock with a $0.0001 par value per share and 10 million shares of preferred stock with a $0.0001 par value per share. At March 31, 2012 and December 31, 2011, the Company had 80,674,616 and 79,531,616 shares issued and outstanding, respectively. No preferred stock has been issued by the Company.

Stock Options

Options to purchase 140,000 shares of common stock were granted in 2012 with an estimated fair value of $34,597. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the three months ended March 31, 2012:

2012
Weighted average grant date fair value	$0.27
Weighted average grant date	February 4, 2012
Weighted average risk-free interest rate	0.84%
Expected life (in years)	5
Weighted average volatility	143.90%
Expected dividends	$—

The following table summarizes the Company’s employee stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,228,000	$0.20
Granted	140,000	0.27
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at March 31, 2012	2,368,000	0.20	3.4 years	$129,140

Exercisable at March 31, 2012	1,102,000	$0.25	2.3 years	$10,910

Compensation expense related to stock options of $38,814 and $36,395 was recognized for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Company had $83,011 of unrecognized compensation expense related to outstanding unvested stock options, which will be fully recognized over the next 2.0 years. No stock options have been exercised.

Restricted Stock

The following table summarizes the Company’s employee restricted stock activity, including activity for awards not granted under the 2009 Plan, for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Price
Unvested Restricted Shares at December 31, 2011	1,941,000	$0.15
Granted	—	—
Vested and issued	(243,000)	0.15
Cancelled/Expired	—	—
Unvested Restricted Shares at March 31, 2012	1,698,000	$0.15

At March 31, 2012, the Company had $224,700 of unrecognized compensation expense related to outstanding restricted stock granted to employees, which is expected to be recognized over the next 1.4 years. Compensation expense related to restricted stock grants of $48,046 and $3,420 was recognized in the first three months of 2012 and 2011, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In April 2012, options for 60,000 shares of restricted common stock were awarded to three employees pursuant to the 2009 Equity Incentive Plan as follows:

Exercise price	$0.20 - $0.22
Vesting period in years (1)	1.95
Term of options in years	5
Expected volatility	$142.40% - 143.49%
Expected dividend yield	0%
Risk free interest rate	0.88%

(1)	Vesting schedule – June 30, 2012: 10%; September 30, 2012, March 30, 2013, and September 30, 2013: 20% each; March 30, 2014: 30%.

The fair value of the options at the grant date was determined, using a Black Scholes model, to be $11,486 using the assumptions in the table above.

On April 1, 2012, 200,000 shares of restricted stock with a fair value of $30,000 vested and were issued in connection with an Employment Services Agreement.

In April 2012, $262,500 of convertible debt was converted into 2,100,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2011 Annual Report on Form 10-K.

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

The following discussion highlights the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information which management believes is relevant for an assessment and understanding of the statements of financial position, results of operations and cash flows presented herein. This discussion should be read in conjunction with our unaudited financial statements, related notes and the other financial information included elsewhere in this report.

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

We believe that by recompleting or otherwise returning several additional shut-in wells to production, improving operational efficiencies and optimization of the gas lift systems, a significant increase in production can be achieved in these fields. Two wells were successfully recompleted to uphole zones in the Lake Hermitage Field in the fourth quarter of 2011 with positive results. The recompletion of two additional wells is planned for the second quarter of 2012 with more recompletions to follow in the third and fourth quarters of 2012. In addition, we expect to accomplish a number of additional enhancements and upgrades to processing facilities and flow lines in 2012, all of which are to be funded out of cash flow. These efforts should significantly increase production and PDP reserves. An extensive geological and engineering evaluation of the Lake Hermitage Field is nearing completion and a similar evaluation of the other four fields is underway. In addition, our technical team has identified and is in the process of refining a number of proved undeveloped (“PUD”) drilling locations and we expect to drill the first of several developmental wells later this year. We are reviewing a number of deep targets with potential for farm out or joint venture with other operators and are actively pursuing additional acquisition opportunities in South Louisiana.

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns a 100% working interest in each of the eighteen wells in the Lake Hermitage Field. Current net production is approximately 220 BOE/D from seven producing wells and a total of 3,578 mineral acres is held by production in the field. Ten wells are currently shut-in pending evaluation for workover and/or future recompletion in uphole zones. The remaining well has been permitted for conversion to a salt water disposal well which would reduce expenses and allow us to handle more fluid on a daily basis. An attempt in the first quarter to convert the LLDSB # 7 to a salt water disposal well was unsuccessful and it has been plugged and abandoned. There are three processing facilities and tank batteries in the field. The high gravity crude oil produced at Lake Hermitage is transported out of the field by barge.

A significant improvement in efficiency has been achieved in the Lake Hermitage Field by the installation of higher capacity equipment and by optimization of the gas lift system. In addition, two wells were successfully recompleted to uphole zones in the fourth quarter of 2011. The recompletion of two additional wells is planned for the second quarter of 2012 with more recompletions to follow in the third and fourth quarters of 2012.

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

Larose Field – Lafourche Parish, Louisiana

Various working interests, some of which are non-operated, are owned by the Company in eight wells in the Larose Field. Current net production is approximately 80 BOE/D from three producing wells and approximately 439 net mineral acres are held by production in the field. Five wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are well located and have plenty of excess capacity. Access to pipelines and crude oil markets is excellent.

Valentine Field – Lafourche Parish, Louisiana

The Company owns an average 90% working interest in forty-four wells in the Valentine Field. Current net production is approximately 400 BOE/D from fourteen producing wells and approximately 3,082 net mineral acres are held by production in the field. There are four salt water disposal wells in the field and twenty-six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are strategically located throughout the field and have plenty of excess capacity. A field operations center is centrally located in the field. Access to pipelines and crude oil markets is excellent.

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

Mineral Acreage Leasing - Garfield and Major Counties, Oklahoma

We believe that diversification is vitally important to a rapidly growing E & P company and we recently made the determination that we need to pursue additional expandable and repeatable drilling opportunities, primarily for oil, in other plays. After extensive evaluation, we have focused our efforts on the Mississippian Limestone and the Woodford Shale in north central Oklahoma.

Oklahoma is a great place to develop a drilling program. It is relatively close to Dallas, is a very oil friendly state and has good availability of services and a moderate climate. The Mississippian Limestone in Oklahoma is a proven zone that has been drilled vertically in that area for many years so there is a lot of well control information available. The emerging horizontal play is mature enough to have a substantial amount of public information available, yet early enough that acreage can still be acquired at moderate prices. This is an opportunity to establish a repeatable drilling program with room to run in an area with a high drilling success rate. All in all, we believe this area offers all of the positive attributes that we are looking for.

The Mississippian Limestone in the area of interest is at vertical depths of approximately 7,000’ and is 300’ to 400’ thick. The Woodford Shale, which would be a secondary objective in any well drilled, is immediately below the Mississippian appears to be oil bearing and is 50 to 100’ thick. Potential reserves in the Mississippian on a per well basis are estimated to be 200,000 to 400,000 barrels per well with recoverable barrels per section estimated to be as much as 2,600,000 BOE. The Woodford would add to that number. A multi-stage frac is required using acid, fresh water and a simple sand proppant. The Mississippian produces some water, so disposal wells will likely be required. The oil is light, sweet crude with a gravity of 40 to 45 dg.

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

Adjusted EBITDA as a Non-GAAP Performance Measure

In evaluating our business, management believes earnings before interest, taxes, depreciation, depletion, amortization and accretion, unrealized gains and losses on financial instruments, gains and losses on sales of assets and stock-based compensation expense ("Adjusted EBITDA") is a key indicator of financial operating performance and is a measure of our ability to generate cash for operational activities and future capital expenditures. Adjusted EBITDA is not a GAAP measure of performance. We use this non-GAAP measure primarily to compare our performance with other companies in our industry and as a measure of our current liquidity. We believe that this measure may also be useful to investors for the same purposes and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under GAAP, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures that may be disclosed by other companies.

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three-month periods ending March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011

Net loss	$(665,762)	$(396,563)

Adjustments:
Interest (income) expense, net	174,292	249,008
Depreciation, depletion and accretion expense	420,340	1,805
Stock-based compensation expense	86,860	39,815
Unrealized loss on change in derivatives – commodity contracts	843,281	—
Unrealized loss on change in derivatives – convertible debt	765,013	—
Income tax benefit	(353,848)	—
Adjusted EBITDA	$1,270,176	$(105,935)

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Revenue

Revenue from sales of oil and natural gas were $4,394,812 in the first quarter of 2012 as compared to $18,409 in the first quarter of 2011. This increase in revenues reflects additional sales volumes from producing wells acquired in the TNR Acquisition. Average natural gas prices decreased $0.62/Mcf to $2.84/Mcf in the first quarter of 2012 from an average price of $3.46/Mcf in the first quarter of 2011. The average price of oil in the first quarter of 2012 was $113.22/Bbl. Prior to the TNR Acquisition, the Company had no oil production or sales. Natural gas sales volumes increased during the first quarter of 2012 to 2,240 Mcf per day from 58 Mcf per day during the first quarter of 2011. Oil sales volumes during the first quarter of 2012 were 367 Bbls per day. The increase in volumes is also attributable to the addition of producing properties resulting from the Company’s acquisition of TNR.

Operating expenses

•	Lease operating expense. Production expense increased to $1,982,964 in the first quarter of 2012 from $4,380 in the first quarter of 2011. Higher expense in the first quarter of 2012 as compared to the first quarter of 2011is the result of the addition of TNR operations.
•	Environmental remediation expense. Environmental remediation expense of $216,214 was recognized in connection with an oil spill which occurred while attempting to convert the LLDSB #7 well to a salt water disposal well. As a result of the spill and additional complications, the conversion of the well was unsuccessful and the well was plugged and abandoned.
•	Exploration expense. Exploration expense increased to $52,132 during the three months ended March 31, 2012 from $13,746 during the three months ended March 31, 2011. This was primarily due to prospecting costs incurred by Mesa Midcontinent, LLC in Oklahoma.
•	General and administrative expense. General and administrative expense increased to $858,723 for the three months ended March 31, 2012 from $146,033 for the first three months of 2011. The increase is primarily the result of additional payroll and administrative burdens due to the TNR Acquisition and stock-based compensation.
•	Depreciation, depletion, accretion, and impairment expense. The increase in depreciation, depletion, accretion, and impairment expense to $420,340 for the three months ended March 31, 2012 from $1,805 for the three months ended March 31, 2011 reflects the additional volumes of oil and gas produced from wells obtained in the TNR Acquisition. Additional depreciation of production support facilities and equipment obtained in the TNR Acquisition and accretion of asset retirement obligations associated with those properties and equipment added to the increase from the first three months of 2011.
•	Loss on settlement of asset retirement obligation. We recognized a loss of $116,394 for the plugging and abandonment of two wells. We incurred no such loss in the first quarter of 2011.

Operating income. As a result of the above described revenues and expenses, we recognized operating income of $748,045 in the first quarter of 2012 as compared to an operating loss of $147,555 in the first quarter of 2011.

Interest expense. Interest expense decreased to $177,364 for the three months ended March 31, 2012, from $249,008 for the three months ended March 31, 2011. The decrease was primarily a function of reduced outstanding convertible debt in the first quarter of 2012 versus the first quarter of 2011, despite interest on debt acquired subsequent to the first quarter of 2011, principally the outstanding Credit Facility and other related fees paid to F&M Bank. The Company also recorded $111,974 of induced debt conversion expense charged to interest expense during the quarter ended March 31, 2011 and did not incur any of these expenses in the 2012 quarter.

Unrealized losses on changes in derivative value. The unrealized loss on change in derivatives – commodity contracts for the three months ended March 31, 2012 and 2011 was $843,281 and $0, respectively. Unrealized losses in the first quarter of 2012 were primarily the result of increases in oil prices relative to the fixed oil prices in our swap derivatives. The unrealized loss on change in derivatives – convertible debt for the three months ended March 31, 2012 and 2011 was $765,013 and $0, respectively. The unrealized loss associated with the convertible debt derivative represented the change in the potential liability for issuing shares with a higher value than the conversion price upon conversion of convertible debt into common stock.

Realized gain on changes in derivatives – commodity contracts. Cash settlements from hedging our sales of oil and gas production were $9,393 in the first quarter of 2012 as compared to $0 in the first quarter of 2011. The increase is attributable to our hedging program, implemented in accordance with covenants associated with our credit facility with F&M Bank.

Income tax benefit. Income tax benefit for the first quarter of 2012 increased to $353,848 from $0 in the first quarter of 2011 resulting from the elimination of our tax valuation allowance and recognition, at December 31, 2011, of a deferred income tax asset.

Net loss. Our net loss for the three months ended March 31, 2012 was $665,762 ($0.01 per basic and diluted share). Our net loss for the three months ended March 31, 2011 was $396,563 ($0.01 per basic and diluted share), due to unrealized noncash losses on change in derivative values in the first quarter of 2012, despite increased first quarter 2012 operating income over first quarter 2011 operating income.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had working capital of $3,622,220. As of December 31, 2011, we had working capital of $3,104,453. The increase in the working capital was attributable to:

•	Increased revenues from the properties acquired from TNR.
•

A reduction in current portion of long term debt due to the elimination of the requirement that we pay the monthly commitment reduction of our note with F&M Bank upon credit redetermination in the first quarter of 2012.

Cash and Accounts Receivable

At March 31, 2012, we had cash and cash equivalents of $3,824,842, compared to $3,182,392 at December 31, 2011. Cash increased by $642,450 due to cash from operations of $1,115,917 that was partially offset by uses of $473,467 investing and financing activities.

Liabilities

Accounts payable and accrued expenses increased to $2,636,148 at March 31, 2012, from $2,629,472 at December 31, 2011, primarily due to an increased level of operating and capital expenditure activity associated with additional wells and facilities acquired with the purchase of TNR.

As of March 31, 2012, the outstanding balance of principal on debt, net of discount, was $5,685,739, a net decrease of $404,674 from the outstanding balance of $6,090,413, as of December 31, 2011. The decrease was primarily due to repayment of $300,000 on the F&M Bank Credit Facility and the conversion of $112,500 of convertible notes to common stock during the quarter ended March 31, 2012.

Cash Flows

For the three months ended March 31, 2012, the net cash provided by operating activities was $1,115,917, which was used to fund our capital expenditures and Credit Facility repayments for the period. We expect to fund operations and the capital expenditure budget for the next twelve months out of cash flow and, absent another significant acquisition, do not anticipate the need for additional sources of capital.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.	As of March 31, 2012, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

2.	As of March 31, 2012, we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our increased complexity and our financial accounting and reporting requirements to ensure that financial reporting occurs in a timely manner. The inability to report in a timely manner was primarily a result of the Company’s acquisition of TNR and the resulting need to perform purchase accounting, incorporate transactional accounting and processes for a much larger enterprise, and to generate more external reports within the time required than we possessed the capacity to do. Accordingly, management concluded that this control deficiency constituted a material weakness

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2012, Brio Capital, LP elected to convert $50,000 of its Convertible Promissory Note resulting in the issuance of 400,000 shares.

On February 17, 2012, Chestnut Ridge Partners, LP elected to convert $62,500 of its Convertible Promissory Note resulting in the issuance of 500,000 shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS	XBRL Instance Document***
101SCH	XBRL Schema Document***
101CAL	XBRL Calculation Linkbase Document***
101LAB	XBRL Labels Linkbase Document***
101PRE	XBRL Presentation Linkbase Document***
101DEF	XBRL Definition Linkbase Document***

*	Filed herewith.

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

***	To be furnished by amendment. The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA ENERGY HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

