Form 10-Q
period 2012-09-30
Mesa Energy Holdings, Inc.
filed 2012-11-13
CIK 1425597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 13, 2012, there were 84,330,769 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Interim Financial Statements

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$2,857,685	$3,182,392
Accounts receivable – oil and gas	1,832,355	2,460,260
Accounts receivable – other	157,819	58,818
Derivative assets, commodity contracts	111,300	656,413
Deferred financing costs – current net of accumulated amortization of $10,142 and $0, respectively	41,365	51,507
Deferred tax asset	6,643	—
Prepaid advances for oil and gas development	281,061	—
Prepaid expenses	76,820	3,971
TOTAL CURRENT ASSETS	5,365,048	6,413,361

Oil and gas properties, successful efforts accounting:
Proved properties subject to amortization – net	7,146,351	6,742,027
Unproved properties not subject to amortization	766,513	—
Support facilities and equipment – net	2,105,480	2,061,777
Land	48,345	48,345
Oil and gas properties – net	10,066,689	8,852,149

Property and equipment – net	227,685	31,834
Deferred tax asset – noncurrent	2,825,689	3,088,740
Deferred financing cost – noncurrent, net of accumulated amortization of $316,374 and $287,943, respectively	—	28,431
Derivative assets, commodity contracts – noncurrent	—	282,537
Deposit on asset retirement obligations	640,000	640,000
Other assets	4,013	5,000

TOTAL ASSETS	$19,129,124	$19,342,052

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

	September 30, 2012	December 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$898,548	$1,518,603
Revenue payable	560,930	796,221
Accrued expenses	306,375	259,808
Accrued expenses – related parties	54,840	54,840
Deferred tax liability	23,431	212,781
Notes payable – current	71,834	466,655
TOTAL CURRENT LIABILITIES	1,915,958	3,308,908

Note payable – noncurrent	5,195,963	5,162,018
Convertible notes payable, net of discount	—	461,740
Derivative liability – noncurrent	112,164	113,083
Deferred tax liability - noncurrent	47,790	—
Asset retirement obligations	3,458,506	3,450,252
TOTAL LIABILITIES	10,730,381	12,496,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, par value $0.0001, 300,000,000 shares authorized, 83,930,769 and 79,531,616 shares issued and outstanding, respectively	8,393	7,953
Additional paid-in capital (deficiency)	753,820	(633,745)
Retained earnings	7,636,530	7,471,843
TOTAL STOCKHOLDERS’ EQUITY	8,398,743	6,846,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,129,124	$19,342,052

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Revenue	$3,235,366	$2,569,464	$11,477,268	$2,606,517

Operating expenses:
Lease operating expenses	1,548,851	991,833	5,171,819	1,005,094
Environmental remediation expenses	—	—	244,237	—
Exploration costs	137,090	27,500	233,089	40,303
Depletion, depreciation, accretion and impairment expenses	361,484	588,709	1,215,448	592,293
Gain on sale of oil and gas properties	—	(17,960)	—	(17,960)
Loss on settlement of asset retirement obligations	—	—	116,394	—
General and administrative expenses	834,953	692,656	2,542,226	1,042,364
Total operating expense	2,882,378	2,282,738	9,523,213	2,662,094

Income (loss) from operations	352,988	286,726	1,954,055	(55,577)

Other income (expense):
Interest income	1,991	376	7,789	376
Interest expense	(143,940)	(169,422)	(418,078)	(466,458)
Realized gain on commodity contracts	117,741	53,092	363,733	53,092
Unrealized gain (loss) on change in fair value of derivatives – commodity contracts	(862,306)	1,380,200	(938,606)	1,380,200
Loss on change in fair value of derivatives – convertible debt	(17,714)	(78,139)	(536,422)	(214,543)
Gain on settlement of debt	—	—	—	223,736
Loss on extinguishment of debt	—	—	—	(17,620)
Other income (expense)	(1,485)	1,009	4,380	1,044

Total other income (expense)	(905,713)	1,187,116	(1,517,204)	959,827

Net income (loss) before income taxes	(552,725)	1,473,842	436,851	904,250
Income tax benefit (expense)	195,850	—	(272,164)	—
Net income (loss)	$(356,875)	$1,473,842	$164,687	$904,250

Net income (loss) per common share:
Basic	$(0.00)	$0.02	$0.00	$0.02
Diluted	$(0.00)	$0.02	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	84,842,165	72,479,866	83,712,000	55,152,473
Diluted	84,842,165	81,311,627	85,485,306	60,689,074

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164,687	$904,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment expense	1,215,448	592,293
Deferred income taxes	272,164	—
Share-based compensation	273,478	183,535
Gain on sale of oil and gas properties	—	(17,960)
Realized loss on settlement of asset retirement obligations	116,394	—
Amortization of debt discount charged to interest expense	4,279	788
Amortization of deferred financing costs	38,573	145,557
Induced debt conversion expense charged to interest expense	—	111,974
Shares issued for continuation of loan guarantees charged to interest expense	—	4,650
Gain on conversion of accounts payable to common stock	—	(223,736)
Unrealized gain (loss) on change in fair value of derivatives – commodity contract	938,606	(1,380,200)
Loss on change in fair value of derivatives – convertible debt	536,422	214,543
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	627,905	—
Accounts receivable – other	(99,001)	(1,114,969)
Prepaid expenses and other assets	(263,294)	(17,243)
Accounts payable and accrued expenses	(855,717)	598,375
Revenue payable	(235,291)	212,023
Accrued expenses – related parties	—	13,978
CASH PROVIDED BY OPERATING ACTIVITIES	2,734,653	227,858

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for sale of oil and gas properties	—	17,960
Cash paid for acquisition and development of oil and gas properties	(2,024,024)	(5,007,573)
Cash paid to settle asset retirement obligation for oil and gas properties	(255,751)	—
Cash paid for purchase of support facilities and equipment	(249,993)	—
Cash paid for purchase of furniture, fixtures, and equipment	(67,710)	(3,771)
CASH USED IN INVESTING ACTIVITIES	(2,597,478)	(4,993,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Installment payment on purchase of software	(11,375)	—
Proceeds from sale of stock	—	40,000
Proceeds from borrowings on debt	11,224	5,713,086
Principal payments on notes payable	(461,731)	(2,604)
Principal payments on debt – related party	—	(21,000)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(461,882)	5,729,482

NET CHANGE IN CASH	(324,707)	963,956
CASH AT BEGINNING OF PERIOD	3,182,392	6,096
CASH AT END OF PERIOD	$2,857,685	$970,052

See accompanying notes to unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2012	2011
		(Restated)
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$346,345	$54,558
Cash paid for income taxes	$37,000	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid insurance financed with a note payable	$89,631	$—
Software purchased with installment payments	$136,500	$—
Additional paid-in-capital realized as the result of settlement of derivative liability from conversion of debt	$649,505	$—
Common stock issued for the purchase of Tchefuncte Natural Resources, LLC	$—	$2,968,000
Common stock issued to settle debt	$—	$234,450
Debt discount	$—	$5,743
Common stock issued for the conversion of notes payable and accrued interest	$466,019	$2,040,282
Promissory note exchanged for convertible debt, net of discount	$—	$41,019

See accompanying notes to these unaudited consolidated financial statements.

MESA ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mesa Energy, Inc. (“MEI”) is a wholly owned subsidiary of Mesa Energy Holdings, Inc. (referred to individually or in conjunction with one or more of its subsidiaries as the “Company”). MEI’s predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry. MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries. MEI acquired Tchefuncte Natural Resources, LLC (“TNR”) in July 2011. TNR owns interests in 80 wells and related surface production equipment in five fields located in Plaquemines and Lafourche Parishes in Louisiana. Mesa Gulf Cost Operating, LLC became the operator of all operated properties in Louisiana in October 2011. Mesa Midcontinent, LLC is a qualified operator in the state of Oklahoma and operates our properties in Garfield and Major Counties, Oklahoma. MEI is a qualified operator in the State of New York and operates the Java Field. Our operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and land men as required in connection with future drilling and production operations. See Note 2 for more information on the acquisition of TNR.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and cash equivalents. The Company had cash deposits of $634,308 in excess of the FDIC’s current insured limit on interest bearing accounts of $250,000 as of September 30, 2012. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available to stockholders	$(356,875)	$1,473,842	$164,687	$904,250
Basic net income allocable to participating securities (1)	6,282	—	(3,230)	—
Basic net income (loss) available to stockholders	(350,593)	1,473,842	161,457	904,250
Impact of assumed conversions-interest expense, net of income taxes	—	4,093	11,359	45,105
Income (loss) available to stockholders assuming conversion of convertible debentures	$(356,875)	$1,477,935	$172,816	$949,355

Denominator:
Weighted average number of common shares – Basic	84,842,165	72,479,866	83,712,000	55,152,473
Effect of dilutive securities (2) :
Options and warrants	—	1,048,000	271,661	1,048,000
Convertible promissory notes	—	7,676,152	1,501,645	4,452,377
Restricted stock granted	—	107,609	—	36,264
Weighted average number of common shares – Diluted	84,842,165	81,311,627	85,485,306	60,689,074

Net income (loss) per common share:
Basic	$(0.00)	$0.02	$0.00	$0.02
Diluted	$(0.00)	$0.02	$0.00	$0.01

(1)	Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended September 30, 2012, vested stock options representing 1,403,000 shares and 500,000 vested warrants were antidilutive and excluded from the dilutive share calculation.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all subsequent events from September 30, 2012 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2011
		(Restated)
Revenue	$3,196,569	$8,643,010
Net income	$1,357,420	$3,913,773

Net income per common share – basic	$0.02	$0.06
Net income per common share – diluted	$0.02	$0.05

Weighted average number of common shares outstanding – basic	75,546,389	70,838,920
Weighted average number of common shares outstanding – diluted	81,846,389	76,375,521

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative liability – commodity contracts, net	$864	$—	$864	$—

	December 31, 2011
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative assets – commodity contracts	$938,950	$—	$938,950	$—
Derivative liability – convertible debt	113,083	—	—	113,083

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value. Additional information regarding our derivative instruments can be found in Note 4 – Commodity Derivative Instruments and Note 6 – Debt.

NOTE 4 – COMMODITY DERIVATIVE INSTRUMENTS

The Company has commodity derivative instruments for which it determined the fair value using period-end closing oil and gas prices, interest rates and volatility factors for the periods under each contract as of September 30, 2012. The details of the derivative instruments are summarized below:

Costless Gas Collar

		Average
Production Period	Total Volume	Floor / Ceiling	Fair Value
Sep 2012-Dec 2012(1)	132,000 MMBtu	$2.50 / 3.50	$(32,613)
Jan 2013-Dec 2013(1)	230,000 MMBtu	$2.50 / 4.50	$(45,770)

Gas Fixed Price Swaps

		Average
Production Period	Total Volume	Fixed Price	Fair Value
Jan 2013-Jul 2013(2)	70,000 MMBtu	$4.00	$33,803

Oil Fixed Price Swaps

		Average
Production Period	Total Volume	Fixed Price	Fair Value
Oct 2012-Dec 2012 (3)	3,000 Bbls	$100.30	$22,689
Oct 2012-Dec 2012	10,500 Bbls	$114.50	$46,065
Jan 2013-Jul 2013	18,900 Bbls	$114.90	$169,450

Average Price Oil Collar

		Average
Production Period	Total Volume	Floor / Ceiling	Fair Value
Oct 2012-Jan 2013(4)	14,175 Bbls	$80 / 100	$(4,205)
Jan 2013-Feb 2013	6,525 Bbls	$80 / 100	$(7,634)
Feb 2013-Aug 2013	24,708 Bbls	$80 / 100	$(41,056)
Aug 2013-Feb 2014	40,908 Bbls	$80 / 100	$(93,155)
Feb 2014-Jul 2014	39,424 Bbls	$80 / 100	$(48,435)

(1)	Costless gas collar entered into on June 26, 2012.
(2)	Fixed price swap is the remaining put of July 25, 2011 costless gas collar unwound on June 26, 2012.
(3)	Crude oil swap entered into on January 6, 2012.
(4)	Average price collar entered into on July 19, 2012.

The Company elected not to apply hedge accounting to these derivatives. At September 30, 2012, the Company recognized a short-term derivative asset of $111,300, a short term derivative liability of $0, and a long-term derivative liability of $112,164, with the $862,306 decrease in fair value reported in other income (expense) as unrealized loss on derivative instruments for the three months ended September 30, 2012 and a $938,606 decrease in fair value reported in other income (expense) as an unrealized loss on derivative instruments for the nine months ended September 30, 2012. Net realized gains of $117,741 and $363,733 from settlements of these derivatives have been reported in other income (expense) as realized gain on commodity contracts during the three and nine months ended September 30, 2012, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Oil and Gas Properties

All of the Company’s oil and gas properties at September 30, 2012 and December 31, 2012 were located in the United States.

The carrying value of the Company’s oil and gas properties by field, net of depletion and impairment, at September 30, 2012 and December 31, 2011 were:

	September 30,	December 31,
Property	2012	2011

Lake Hermitage Field	$3,297,925	$2,509,003
Valentine Field	1,389,631	1,668,172
La Rose Field	1,480,479	1,528,908
Bay Batiste Field	995,073	1,035,944
Manila Village Field	—	—
Java Field	—	—
Turkey Creek Field	749,756	—
Total	$7,912,864	$6,742,027

Net oil and gas properties at September 30, 2012 were:

Year Incurred	Acquisition Costs	Exploration and Development Costs	Dry Hole Costs	Disposition of Assets	Depletion, Amortization, and Impairment	Total
2010 and prior	$754,878	$2,947,554	$(466,066)	$(2,090,383)	$(1,145,983)	$—
2011	7,334,184	621,053	—	—	(1,213,210)	6,742,027
2012	749,756	1,274,268	—	—	(853,187)	1,170,837
Total	$8,838,818	$4,842,875	$(466,066)	$(2,090,983)	$(3,212,380)	$7,912,864

During the nine months ended September 30, 2012, the Company began a leasing and acreage acquisition program in Major and Garfield Counties, Oklahoma, spending $749,576 on 1,700 net mineral acres, with the intent of initiating a drilling program in the Mississippian Limestone in the first quarter of 2013. On August 29, 2012, the Company entered into a Farmout Agreement with 20/20 Oil & Gas, Inc. whereby we acquired approximately 1,760 acres of leases that are held by production (HBP). The Company refers to its acreage position in Major and Garfield Counties, Oklahoma, as the Turkey Creek Field.

Also during the nine months ended September 30, 2012, the Company recompleted three wells in the Lake Hermitage Field and spent $1,274,268 on development activities which included $147,404 to upgrade its processing facility in the LaRose Field to better enable gas lift of the MR FEE 852 as well as to provide excess capacity for processing of third party production and $142,768 for permitting and other work preparatory to the drilling of seven new wells in the Lake Hermitage Field.

In July 2012, the Company elected to participate in the drilling and completion of the PPCO #1 sidetrack well in the Valentine Field. The Company has a 15% working interest in the well which is operated by an unaffiliated company. The operator commenced this operation early in the fourth quarter of 2012. The Company advanced $281,061 for tangible and intangible drilling costs, and has agreed to advance an additional $131,175 should the sidetrack merit completion.

During the nine months ended September 30, 2012, the Company plugged and abandoned two wells, the Southdown 2D and the LLDSB #7, retiring their costs comprising, solely, asset retirement costs for the Southdown 2D well and asset retirement costs and intangible drilling costs for the LLDSB #7. Costs of the LLDSB #7 well were retired after an unsuccessful attempt to convert it to a salt water disposal well resulted in an oil spill for which the Company incurred $244,237 of environmental remediation expense in addition to the expense of plugging and abandoning the well and recognized a loss on the settlement of the asset retirement obligation of $116,394.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

	Useful Lives	September 30,	December 31,
	(Years)	2012	2011

Tank batteries	7-12	$772,431	$646,214
Production facilities	7	52,786	—
Production equipment	7	1,005,990	935,000
Field offices	20	267,089	267,089
Crew boat	7	57,835	57,835
Asset retirement cost	7	256,363	256,363
Subtotal		2,412,494	2,162,501
Accumulated depreciation		(307,014)	(100,724)
Support facilities and equipment, net		$2,105,480	$2,076,777

Property and Equipment

	Useful Lives	September 30,	December 31,
	(Years)	2012	2011

Office equipment and purchased software	3	$178,532	$16,388
Furniture and fixtures	10	51,506	18,299
Leasehold improvements	3	8,859	—
Subtotal		238,897	34,687
Accumulated depreciation		(11,212)	(2,853)
Property and equipment, net		$227,685	$31,834

During the nine months ended September 30, 2012, property and equipment increased $204,210. The increase was the result of software purchased with installment payments of $136,500 and cash payments of $67,710 for office furniture and equipment.

Support facilities and equipment, office equipment, purchased software, office furniture and fixtures, and leasehold improvements are depreciated using the straight line method over their estimated useful lives.

NOTE 6 – DEBT

Convertible Promissory Notes

The Company had $0 and $461,740 of convertible promissory notes outstanding at September 30, 2012 and December 31, 2011, net of unamortized debt discount of $0 and $4,279, respectively. During the nine months ended September 30, 2012, convertible notes totaling $461,740 were converted into 3,728,153 common shares of the Company at $0.125 per share. The fair value of the embedded derivative at September 30, 2012 and December 31, 2011 was $0 and $113,083, respectively.

Changes in the fair value of embedded derivative instruments for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

	January 1, 2012 Derivative Liability	Conversions and Change in Derivative Liability for Convertible Debt	(Gain) or Loss	September 30, 2012 Derivative Liability

Derivative conversion feature	$113,083	$(649,505)	$536,422	$—

	January 1, 2011 Derivative Liability	Conversions and Change in Derivative Liability for Remaining Convertible Debt	(Gain) or Loss	December 31, 2011 Derivative Liability

Derivative conversion feature	$—	$—	$113,083	$113,083

The fair value of the derivative conversion feature is estimated using the following principal assumptions for the binomial valuation model on the date of initial valuation:

Date	Probability of instrument issuance at a price lower than the conversion price	Probable prices at which instruments will be issued

December 2011	10%	$0.12- $0.08
September 2012	N/A	N/A
Thereafter	N/A	N/A

	September 30, 2012	December 31, 2011
Common stock issuable upon conversion	—	3,400,000
Market price of common stock on measurement date	N/A	$0.14
Conversion price	N/A	$0.12
Conversion period in years	N/A	1.58
Expected volatility	N/A	163.11%
Expected dividend yield	N/A	—%
Risk free interest rate	N/A	0.74%

Credit Facility and Notes Payable

The Company’s notes payable were as follows:

	September 30,	December 31,
	2012	2011

Credit Facility	$5,195,963	$5,495,963
Term notes	71,834	132,710
Notes payable outstanding	5,267,297	5,628,673
Less: Current maturities	(71,834)	(466,655)
Notes payable – noncurrent	$5,195,963	$5,162,018

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

The borrowing base is subject to two scheduled redeterminations each year. F&M Bank completed its first two scheduled redeterminations pursuant to the Credit Facility in April 2012 and September 2012 and increased the Company’s borrowing base from $10,500,000 to $13,500,000 pursuant to the first redetermination and again to $14,500,000 pursuant to the second. The first redetermination eliminated the Company’s obligation to make the remaining $150,000 Monthly Commitment Reduction payment required prior to the first redetermination. The second redetermination extended maturity from July 22, 2013 to July 22, 2014. Reporting requirements, loan covenants and events of default are customary for this type of Credit Facility. The Company was in compliance with all of the debt covenants as of September 30, 2012.

On August 14, 2012, Tchefuncte Natural Resources, LLC, repaid $124,518, the principal balance of loans associated with its Lake Hermitage camp and crew boat.

Term notes are associated with a copier and an insurance contract financed.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligations for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	2012	2011

Beginning asset retirement obligations	$3,450,252	$80,217
Obligation assumed from acquisition of TNR	—	3,262,160
Accretion expense	147,611	112,311
Sale of property	—	(4,436)
Settlement of asset retirement obligations	(139,357)	—
Ending asset retirement obligations	$3,458,506	$3,450,252

Through the third quarter of 2012 we plugged and abandoned two wells, the Southdown 2D and the LLDSB #7 recognizing a loss on settlement of asset retirement obligations of $116,394. See Note 5 – Property, Plant, and Equipment for more discussion on the LLDSB #7 well as regards the events leading up to the environmental remediation expense we incurred, not included in plugging and abandonment costs, which resulted in our plugging and abandoning this well.

NOTE 8 – INCOME TAXES

As of September 30, 2012, the Company has U.S. net operating loss carry forwards of approximately $3.6 million which begin to expire in 2028. The Company also has tax credit carry forwards of approximately $35,000 in alternative minimum tax credits which do not expire.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the nine months ended September 30, 2012.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300 million shares of common stock with a $0.0001 par value per share and 10 million shares of preferred stock with a $0.0001 par value per share. At September 30, 2012 and December 31, 2011, the Company had 83,930,769 and 79,531,616 shares issued and outstanding, respectively. No preferred stock has been issued by the Company.

Stock Options

Options to purchase 530,000 shares of common stock were granted in 2012 with an estimated fair value of $88,001. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the nine months ended September 30, 2012:

Weighted average grant date fair value	$0.19
Weighted average grant date	April 29, 2012
Weighted average risk-free interest rate	0.51%
Expected life (in years)	5
Weighted average volatility	145.35%
Expected dividends	$—

The following table summarizes the Company’s employee stock option activity for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,228,000	$0.20
Granted	530,000	0.19
Exercised	—	—
Cancelled/Forfeited/Expired	(21,000)	0.17
Outstanding at September 30, 2012	2,737,000	0.20	3.1 years	$38,560

Exercisable at September 30, 2012	2,357,000	$0.20	2.9 years	$31,825

Compensation expense related to stock options of $116,018 and $139,968 was recognized for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, the Company had $57,857 of unrecognized compensation expense related to outstanding unvested stock options, which will be fully recognized over the next 1.5 years. No stock options have been exercised. Stock options for 21,000 shares with a fair value of $2,953 were forfeited on September 30, 2010, resulting in a fair value of stock options issued in 2012 of $85,035.

Restricted Stock

The following table summarizes the Company’s employee restricted stock activity, including activity for awards not granted under the 2009 Plan, for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Price
Unvested Restricted Shares at December 31, 2011	1,941,000	$0.15
Granted	—	—
Vested and issued	(671,000)	0.15
Cancelled/Forfeited/Expired	(200,000)	0.15
Unvested Restricted Shares at September 30, 2012	1,070,000	$0.15

At September 30, 2012, the Company had $130,709 of unrecognized compensation expense related to outstanding restricted stock granted to employees, which is expected to be recognized over the next year. Compensation expense related to restricted stock grants of $112,037 and $64,713, respectively, was recognized in the nine months ended September 30, 2012 and 2011.

Warrants

On June 15, 2012, the Company terminated the consulting agreement previously entered into with Cynergy Advisors, LLC on March 7, 2012, in consideration for which the Company issued 500,000 cashless warrants which vested immediately and are exercisable at $1 per share for a period of five years. Each warrant entitles the holder to one share of the Company’s common stock in the event of exercise. The following summarizes the values from and assumptions for the Black-Scholes option pricing model for warrants issued during the nine months ended September 30, 2012:

Grant date fair value	$45,423
Grant date	June 26, 2012
Weighted average risk-free interest rate	0.73%
Expected life (in years)	5
Weighted average volatility	136.27%
Expected dividends	$—

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2012:

	Warrants	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	—	$—
Granted	500,000	1.00
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at September 30, 2012	500,000	1.00	4.7 years	$—

Exercisable at September 30, 2012	500,000	$1.00	4.7 years	$—

Share-based compensation expense related to the warrants of $45,423 was recognized for the nine months ended September 30, 2012. At September 30, 2012, the Company had $0 of unrecognized share-based expense related to outstanding warrants. No warrants have been exercised.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On August 31, 2012, the Company entered into a contract with a software vendor for an enterprise resource planning (ERP) system with terms that provide for the payment of $136,500 software license fee in monthly installments over the course of twelve months. The contract specifies twelve equal monthly payments of $11,375 beginning September 2012. The balance owing under the contract at September 30, 2012, is $125,125.

The software license has been capitalized and will be amortized over three years beginning at such time as it has been implemented and made ready for its intended use, which is expected to be January 2013.

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to separation agreements entered into by the Company with Carolyn M. Greer and Willard Powell, the Company will issue 100,000 shares of restricted common stock each to Ms. Greer and Mr. Powell on or before November 15, 2012. The Company issued these shares on October 23, 2012 and recorded their fair value of $36,000 as stock-based compensation expense.

On October 1, 2012, 200,000 shares of restricted stock with a fair value of $36,000 vested and were issued pursuant to an Employment Services Agreement.

On October 30, 2012, options for 90,000 shares of restricted common stock were awarded to two employees pursuant to the 2009 Equity Incentive Plan as follows:

Exercise price	$0.17
Vesting period in years (1)	1.92
Term of options in years	5
Expected volatility	189.83%
Expected dividend yield	0%
Risk free interest rate	0.78%

(1)	Vesting schedule – December 30, 2012: 10%; March 30, 2013, September 30, 2013, and March 30, 2014: 20% each; September 30, 2014: 30%.

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

Overview

Mesa Energy Holdings, Inc. is a growth-oriented exploration and production (E&P) company with a definitive focus on growing reserves and net asset value per share, primarily through the acquisition and enhancement of high quality producing properties and the development of highly diversified developmental drilling opportunities. We currently own producing oil and natural gas properties in Plaquemines and Lafourche Parishes in Louisiana as well as developmental properties in Major and Garfield Counties, OK, and Wyoming County, NY.

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

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns a 100% working interest in each of the eighteen wells in the Lake Hermitage Field. Average net production for the quarter was approximately 160 BOE/D (barrels of oil equivalent per day) from seven producing wells and a total of 3,578 mineral acres is held by production in the field. The field was shut-in approximately 14 days during the third quarter due to Hurricane Isaac which passed over the Company’s Louisiana properties from August 25th to 29th. Ten wells are currently shut-in pending evaluation for workover and/or future recompletion in uphole zones. The LLDSB #1 has been permitted for conversion to a salt water disposal well which would reduce expenses and allow us to handle more fluid on a daily basis, but the conversion of this well was delayed due to Hurricane Isaac. We expect to complete this operation along with the replacement of downhole production and safety equipment in the LLDSB # 3 in the fourth quarter of 2012. There are three processing facilities and tank batteries in the field. The high gravity crude oil produced at Lake Hermitage is transported out of the field by barge.

We have submitted applications for permits to drill the first two of our PUD drilling locations in the Lake Hermitage Field and we expect to drill the first of several developmental wells later this year.

Bay Batiste Field, Plaquemines Parish, Louisiana

The Company owns an average 61% working interest in seven wells in the Bay Batiste Field. Net daily production prior to Hurricane Isaac was approximately 65 BOE/D from one producing well. The field was shut-in for repairs in late August due to the storm and came back on line in early November. The other six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. Approximately 74 net mineral acres are held by production by the producing well. The salt water disposal well and two production facilities have plenty of excess capacity to handle production from recompleted wells or from third party operators nearby. Access to markets is excellent.

Larose Field – Lafourche Parish, Louisiana

Various working interests, some of which are non-operated, are owned by us in eight wells in the Larose Field. Average net production for the quarter was approximately 45 BOE/D from three producing wells and approximately 439 net mineral acres are held by production in the field. The non-operated wells in the field were shut-in several weeks as a result of Hurricane Isaac. Five wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are well located and have plenty of excess capacity. Access to pipelines and crude oil markets is excellent.

Valentine Field – Lafourche Parish, Louisiana

The Company owns an average 90% working interest in forty-four wells in the Valentine Field. Net production is approximately 317 BOE/D from fourteen producing wells, and approximately 3,082 net mineral acres are held by production in the field. The field was shut-in approximately 8 days during the third quarter due to Hurricane Isaac. There are four salt water disposal wells in the field and twenty-six wells are currently shut-in pending evaluation for future workover or recompletion in uphole zones. The processing facilities and tank batteries are strategically located throughout the field and have plenty of excess capacity. A field operations center is centrally located in the field. Access to pipelines and crude oil markets is excellent.

An extensive geological and engineering evaluation of the Valentine Field has been completed and a number of additional recompletion and/or drilling opportunities have been identified. We expect to recomplete the Valentine #2 in the fourth quarter of 2012 and to pursue additional recompletions in the field later this year. In addition to numerous recompletion and workover opportunities, there is offset developmental drilling potential as well as deep gas potential. All of those potential opportunities are currently being evaluated.

In July 2012, the Company elected to participate in the drilling and completion of the PPCO #1 sidetrack well in the Valentine Field. The Company has a 15% working interest in the well which is operated by an unaffiliated company. The operator commenced this operation in the third quarter of 2012. The Company advanced $281,061 for tangible and intangible drilling costs, and has agreed to advance an additional $131,175 should the sidetrack merit completion.

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

Mineral Acreage Leasing - Garfield and Major Counties, Oklahoma

During the current year, we began a leasing and acreage acquisition program in Major and Garfield Counties, Oklahoma, spending $749,756 on approximately 3,400 net mineral acres as of September 30, 2012, with the intent of initiating a drilling program in the Mississippian Limestone no later than the 1st quarter of 2013. We are continuing to actively lease additional acreage in the play and to pursue agreements with operators to acquire acreage that is held by production. Total capital expense required to develop the field will be determined once all acreage is obtained. We refer to our acreage position in Major and Garfield Counties, OK, as the Turkey Creek Field.

We believe that Oklahoma is a great place to develop a drilling program. It is relatively close to Dallas, is a very oil friendly state and has good availability of services and a moderate climate. The Mississippian Limestone in Oklahoma is a proven zone that has been drilled vertically in that area for many years so there is a lot of data available with no need for seismic. The emerging horizontal play is sufficiently mature to have big company names and good results, yet it is early enough that acreage can still be acquired at moderate prices. This is an opportunity to establish a repeatable drilling program in an area with a high drilling success rate.

The Mississippian Limestone in the area of interest is at a vertical depth of approximately 7,000 feet and is 300 feet to 500 feet thick. The Woodford Shale, which would be a secondary objective in any well drilled, is immediately below the Mississippian and is about 80 feet thick. Early reports indicate that the Woodford is oil bearing and quite productive in the area of interest. Potential reserves in the Mississippian on a per well basis have been reported to be 200,000 to 400,000 barrels per well. The Woodford would increase the potential reserves recoverable. A multi-stage frac is required using acid, fresh water and a simple sand proppant. The Mississippian produces some water, so disposal wells will be required. The oil is light, sweet crude with a gravity of 40 to 45 dg.

Mesa currently holds leases or farm out agreements on approximately 3,400 net mineral acres in the play and is continuing to lease additional acreage and to pursue additional farm out agreements. The Company expects to drill its first horizontal well in the play in the 4th quarter of 2012. The location for this well has been selected, a permit application has been submitted and well planning is ongoing. Information gained from extensive logging and testing of this well will be highly beneficial in the planning of future horizontal wells on the acreage.

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three and nine month periods ending September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Net income (loss)	$(356,875)	$1,473,842	164,687	$904,250

Adjustments:
Interest (income) expense, net	141,949	169,046	410,289	466,082
Depreciation, depletion and accretion expense	361,484	588,709	1,215,448	592,293
Gain on settlement of debt	—	—	—	(223,736))
Share-based compensation expense	76,054	99,916	273,478	183,535
Unrealized (gain) loss on change in derivatives – commodity contracts	862,306	(1,380,200)	938,606	(1,380,200))
Loss on change in derivatives – convertible debt	17,714	78,139	536,422	214,543
Income tax expense (benefit)	195,850	—	(272,164)	—
Adjusted EBITDA	$1,298,482	$1,029,452	$3,266,766	$757,143

Results of Operations

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Revenue

Revenues from sales of oil, natural gas, and natural gas liquids (“NGL”) were $3,235,366 for the three months ended September 30, 2012 as compared to $2,569,464 for the three months ended September 30, 2011. This increase in revenues reflects the results of stimulation efforts in the wells acquired from TNR, despite a decrease in expected third quarter production due to Hurricane Isaac, as a result of which most of our Louisiana wells were shut in from several days to several weeks. Revenues were predominantly generated from oil sales of $2,744,219, which is 85% of revenue, compared to natural gas sales of $474,725 which was 14% of revenue. The average price of oil in the third quarter of 2012 and 2011 was $104.33/Bbl and $104.26 respectively. Oil sales volumes during the third quarter of 2012 and 2011 were 286 Bbls per day and 286 Bbls per day, respectively. Average natural gas prices decreased by $1.18/Mcf to $3.08/Mcf in the third quarter of 2012 from an average price of $4.26/Mcf in the third quarter of 2011. Natural gas sales volumes increased during the third quarter of 2012 to 1,678 Mcf per day from 1,282 Mcf per day during the third quarter of 2011. Included in revenue is a small volume of natural gas liquids comprising less than 1%, as well as processing income from our Square Mile facility in LaRose Field and transportation income from our Java Field.

Operating expenses

•	Lease operating expense. Production expense increased to $1,548,851 in the three months ended September 30, 2012 from $991,833 in the three months ended September 30, 2011. Higher expense in the third quarter of 2012 as compared to the third quarter of 2011 is the result of $123,384, net of insurance recovery, incurred in repairs necessitated by damage inflicted by Hurricane Isaac in August 2012 primarily to our Lake Hermitage and Bay Batiste properties. Additionally, as we acquired our Louisiana properties from TNR on July 22, 2011, we operated those properties for twenty-one fewer days in the third quarter of 2011 than in the third quarter of 2012. Lease operating expense for the three months ended September 30, 2012 was $22.26 per BOE and $18.07 per BOE for the three months ended September 30, 2011. Included in the calculation of lease operating expense for the three months ended September 30, 2011, is the expense associated with hurricane repairs.

•	Exploration expense. Exploration expense increased to $137,090 during the three months ended September 30, 2012 from $27,500 during the three months ended September 30, 2011. This was primarily due to prospecting costs incurred by us in Oklahoma and the payment of surface rentals in Louisiana.

•	General and administrative expense. General and administrative expense increased to $834,953 for the three months ended September 30, 2012 from $692,656 for the three months ended September 30, 2011. The increase is primarily the result of additional payroll and administrative burdens as additional employees have been hired, consultants have been engaged, and stock compensation expense has increased since our acquisition of TNR.

•	Depreciation, depletion, accretion, and impairment expense. The decrease in depreciation, depletion, accretion, and impairment expense to $361,484 for the three months ended September 30, 2012 from $588,709 for the three months ended September 30, 2011 reflects additional reserves at December 31, 2011, from prior reserves at time of the TNR acquisition, used in the calculation of the 2012 depletion factor. Also, the depletable base was reduced at December 31, 2011, when a significant amount of asset retirement costs were fully amortized.

Operating income. In the three months ended September 30, 2012, we recognized operating income of $352,988 compared to $286,726 in the three months ended September 30, 2011.

Interest expense. Interest expense decreased to $143,940 for the three months ended September 30, 2012, from $169,422 for the three months ended September 30, 2011. The decrease was related primarily to the conversion of convertible notes.

Losses on changes in derivative value. The unrealized loss on change in fair value of derivatives – commodity contracts for the three months ended September 30, 2012 was $862,306 compared an unrealized gain of $1,380,200 for the three months ended September 30, 2011. Unrealized losses in the third quarter of 2012 were primarily the result of changes in oil prices relative to the fixed oil prices in our swap derivatives. The loss on change in fair value of derivatives – convertible debt for the three months ended September 30, 2012 was $17,714 compared to a loss of $78,139 for the three months ended September 30, 2011, respectively. The loss associated with the convertible debt derivative represents the change in the fair value of the liability for issuing shares with a market value higher than the strike price upon conversion of convertible debt into common stock. At September 30, 2012, we had no derivative liability associated with convertible debt as all such debt was converted to the Company’s common stock in 2012.

Realized gain on commodity contracts. Cash settlements from hedging sales of oil and gas production were $117,741 for the three months ended September 30, 2012 as compared to $53,092 in the three months ended September 30, 2011. The increase is attributable to additional hedge positions we have put in place in 2012 and the amount by which the settlement value of puts exceeded the settlement value of calls.

Income tax benefit. Income tax benefit for the three months ended September 30, 2012 increased to $195,850 from $0 in the three months ended September 30, 2011, due to our having eliminated our tax valuation account at December 31, 2011, and recognized a deferred tax asset.

Net loss. Net loss for the three months ended September 30, 2012 was $356,875 ($0.00 per basic and diluted share), compared to net income of $1,473,842 ($0.02 per basic and diluted share) for the three months ended September 30, 2011. The decrease in earnings is primarily due to reduced production and sales from our Louisiana wells shut in for approximately twelve days because of Hurricane Isaac and the ensuing cleanup expense as well as the higher third quarter 2012 losses on commodity contract derivatives.

Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2011

Revenue

Revenues from sales of oil, natural gas, and NGL were $11,477,268 for the nine months ended September 30, 2012 as compared to $2,606,517 for the nine months ended September 30, 2011. This increase in revenues reflects additional sales volumes from producing wells acquired in the TNR Acquisition and stimulation efforts in the wells acquired, despite a decrease in expected third quarter production due to Hurricane Isaac, as a result of which most of our Louisiana wells were shut in from several days to several weeks. Revenues are predominantly generated from oil sales of $9,807,859, which is 85% of revenue, compared to natural gas sales of $1,576,485, which is 14% of revenue. The average price of oil in the first nine months of 2012 and 2011 was $109.49/Bbl and $104.26/Bbl, respectively. Oil sales volumes during the first nine months of 2012 were 329 Bbls per day compared to 286 Bbls per day in 2011. The increase in volumes is attributable to the stimulation efforts in the wells acquired from TNR, despite 2012 containing an additional ten days of production over 2011 less approximately twelve days of wells being shut in due to Hurricane Isaac. Average natural gas prices decreased $1.80/Mcf to $2.72/Mcf in the third quarter of 2012 from an average price of $4.52/Mcf in the third quarter of 2011. Natural gas sales volumes increased during the first nine months of 2012 to 2,132 Mcf per day from 972 Mcf per day during the first nine months of 2011, also reflective of our acquisition of TNR. Included in revenue is a small volume of NGL comprising just under 1% as well as production processing income from our Square Mile facility and transportation income from our Java Field.

Operating expenses

•	Lease operating expense. Production expense increased to $5,171,819, including $123,384 of expenses associated with cleanup from Hurricane Isaac, in the nine months ended September 30, 2012 from $1,005,094 in the nine months ended September 30, 2011. Higher expense in the third quarter of 2012 as compared to the third quarter of 2011is the result of the addition of TNR operations in the third quarter of 2011. Lease operating expense for the nine months ended September 30, 2012 was $20.56 per BOE compared to $17.60 per BOE for the nine months ended September 30, 2011. Included in the calculation of lease operating expense for the nine months ended September 30, 2011, is the expense associated with hurricane repairs in the third quarter.

•	Environmental remediation expense. Environmental remediation expense for the nine months ended September 30, 2012 was $244,237 as compared to $0 for the nine months ended September 30, 2011 and was incurred in connection with an oil spill which occurred while attempting to convert the LLDSB #7 well to a salt water disposal well. As a result of the spill and additional complications, the conversion of the well was unsuccessful and the well was plugged and abandoned.

•	Exploration expense. Exploration expense increased to $233,089 during the nine months ended September 30, 2012 from $40,303 during the nine months ended September 30, 2011. This increase was primarily due to prospecting costs incurred by us in Oklahoma and payment of surface rentals in Louisiana.

•	General and administrative expense. General and administrative expense increased to $2,542,226 for the nine months ended September 30, 2012 from $1,042,364 for the first nine months of 2011. The increase is primarily the result of additional payroll and administrative burdens due to the TNR acquisition and non-cash stock-based compensation expense of $273,478.

•	Depreciation, depletion, accretion, and impairment expense. The increase in depreciation, depletion, accretion, and impairment expense to $1,215,448 for the nine months ended September 30, 2012 from $592,293 for the nine months ended September 30, 2011 reflects additional reserves at December 31, 2011, from prior reserves at time of the TNR acquisition, used in the calculation of the 2012 depletion factor. Also, the depletable base was reduced at December 31, 2011, when a significant amount of asset retirement costs were fully amortized. Additionally, the 2012 depletion component reflects a full nine months of production, while the September 30, 2011, depletion expense component reflected only 71 production days in 2011.

•	Loss on settlement of asset retirement obligation. We recognized a loss of $116,394 for the plugging and abandonment of two wells for the nine months ended September 30, 2012. We incurred no such loss in the nine months ended September 30, 2011, but did have a gain of $17,960 on the sale of our Coal Creek Property in Oklahoma..

Operating income. In the nine months ended September 30, 2012, we recognized operating income of $1,954,055 compared to an operating loss of $55,577 in the nine months ended September 30, 2011.

Interest expense. For the nine months ended September 30, 2012 interest expense decreased to $418,078 from $466,458 for the nine months ended September 30, 2011. The decrease was the result of 2011 induced debt conversion expenses, not incurred in 2012, charged to interest expense, which were offset by additional interest expense and fees in the first nine months of 2012 related to the Credit Facility with F&M Bank and as a result of lower 2012 convertible debt balances which were eliminated in the third quarter. The Credit Facility with F&M Bank was closed during the third quarter of 2011.

Losses on changes in derivative value. The unrealized loss on change in fair value of derivatives – commodity contracts for the nine months ended September 30, 2012 was $938,606 compared to an unrealized gain of $1,380,200 for the nine months ended September 30, 2011. Unrealized losses in the nine months ended September 30, 2012 were primarily the result of changes in oil prices relative to the fixed oil prices in our swap derivatives. Loss on change in fair value of derivatives – convertible debt for the nine months ended September 30, 2012 and 2011 was $536,422 and $214,543, respectively. An unrealized loss associated with the convertible debt derivative represents the change in the fair value of potential liability for issuing shares with a higher market value than the strike price upon conversion of convertible debt into common stock. All outstanding convertible debt was converted to common stock in the nine months ended September 30, 2012.

Realized gain on commodity contracts. Cash settlements from hedging our sales of oil and gas production were $363,733 for the nine months ended September 30, 2012 as compared to $53,092 in the nine months ended September 30, 2011. This increase is attributable to additional hedge positions we have put in place in 2012 and the amount by which the settlement value of puts exceeded the settlement value of calls.

Income tax expense. Income tax expense for the nine months ended September 30, 2012 increased to $272,164 from $0 in the nine months ended September 30, 2011, due to our having taxable income in the nine months ending September 30, 2012, while incurring a net loss for the nine months ended September 2011.

Net income. Our net income for the nine months ended September 30, 2012 was $164,687 ($0.00 per basic and diluted share), compared to $904,250 ($0.02 per basic and $0.01 per diluted share) for the nine months ended September 30, 2011. The decrease in net income in the first nine months of 2012 compared to 2011 is due primarily to significantly higher 2012 losses on commodity contract derivatives and losses on convertible debt derivative liability.

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had working capital of $3,449,090. As of December 31, 2011, we had working capital of $3,104,453. The increase in the working capital was attributable to:

•	A full nine months of 2012 revenues from the properties acquired from TNR versus only 71 days of revenue from the TNR properties for the nine months ended September 30, 2011.

•	A reduction in the current portion of long term debt due to the elimination of the requirement that we pay the monthly commitment reduction of our long-term note with F&M Bank upon credit redetermination in the second quarter of 2012, the conversion of all convertible debt to common stock, and the retirement of loans associated with our Lake Hermitage camp and crew boat.

Cash and Accounts Receivable

At September 30, 2012, we had cash and cash equivalents of $2,857,685, compared to $3,182,392 at December 31, 2011. Cash decreased by $324,707 due to cash provided by operations of $2,734,653 offset by cash of $3,059,360 used in investing and financing activities, the latter primarily comprising debt repayments.

Liabilities

Accounts payable, accrued expenses, revenue payable, and accrued expenses-related party decreased to $1,820,693 at September 30, 2012, from $2,629,472 at December 31, 2011, primarily due to a decrease in accounts payable and revenue payable net of an increase of $125,125 in accounts payable comprising our purchase with payment terms over twelve months for a new enterprise resource planning (ERP) system.

As of September 30, 2012, the outstanding balance of principal on debt was $5,267,797, a net decrease of $822,616 from the outstanding balance of $6,090,413, as of December 31, 2011. The decrease was primarily due to repayment of $300,000 on the F&M Bank credit facility, the conversion of $461,740 of convertible notes to common stock, and retirement of the loans associated with our Lake Heritage Camp and crew boat during the nine months ended September 30, 2012.

Cash Flows

For the nine months ended September 30, 2012, the net cash provided by operating activities was $2,734,653, which was used to fund our capital expenditures and credit facility repayments for the period, compared to $227,858 for the nine months ended September 30, 2011. We expect to fund operations and the existing capital expenditure budget for the next twelve months out of operating cash flow. However, we are actively pursuing additional capital to fund an accelerated drilling program.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.	As of September 30, 2012, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we are considering the engagement of additional employees and have engaged consultants to assist in the preparation and filing of financial reports

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

In the third quarter of 2012, we hired an Operations Controller to manage and perform our transactional accounting functions. We also purchased an enterprise resource planning (ERP) system and are in the process of implementing it.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2012, Brio Capital, L.P. elected to convert $50,000 of its Convertible Promissory Note resulting in the issuance of 400,000 shares.

The above referenced conversion was deemed to be exempt under rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

MESA ENERGY HOLDINGS, INC.

Date: November 13, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

