Form 10-Q/A
period 2012-09-30
Mesa Energy Holdings, Inc.
filed 2012-11-14
CIK 1425597

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

As of November 13, 2012, there were 84,330,769 shares of the registrant’s common stock outstanding..

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on November 12, 2012, is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

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

MESA ENERGY HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)